Form 10-Q
period 1995-03-31
AUTOMOBILE PROTECTION CORP APCO
filed 1995-05-15
CIK 833441

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    March 31, 1995
                                       ---------------

[  ]   TRANSITION  REPORT  PURSUANT TO  SECTION 13  OR  15(d) OF  THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from               to


Commission file number                   0-17231
                       ----------------------------------------

                    AUTOMOBILE PROTECTION CORPORATION - APCO
             (Exact name of registrant as specified in its charter)

          Georgia                                      58-1582432
- - - - - - ---------------------------------------------------------------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification No.)

15 Dunwoody Park Drive, Suite 100
      Atlanta, Georgia                                      30338
- - - - - - ---------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (404) 394-7070
                                ------------------
               Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No     .
                                               -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at May 1, 1995
- - - - - - ---------------------------------------        ---------------------------
Common stock, $.001 par value per share                   6,042,275

                                Exhibits - None.
               Total number of pages, including cover page - 10.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                                     INDEX

                                                                                                                PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

  Consolidated Balance Sheet at March 31, 1995, December 31, 1994 and August 31, 1994......................           3

  Consolidated Statement of Income for the Three Month Period Ended March 31, 1995 and 1994................           4

  Consolidated Statement of Cash Flows for the Three Month Period Ended March 31, 1995 and 1994............           5

  Notes to Consolidated Financial Statements...............................................................           6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............           8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8.....................................................................           9

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                          MARCH 31,    DECEMBER 31,   AUGUST 31,
                                                                            1995          1994*         1994**
                                                                        -------------  ------------  ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                             $   5,228,346   $4,501,527   $  4,932,535
  Marketable securities, at fair value                                      1,348,701    1,685,444      1,596,982
  Accounts and notes receivable, net of allowance for doubtful
   accounts of $61,000, $61,000 and $58,000                                   778,104      534,059        400,575
  Officer and employee receivables                                            103,302       81,154         58,105
  Income tax refund receivable                                                 57,000       57,000         57,000
  Inventories and program materials                                            57,005       85,278        104,398
  Prepaid expenses                                                            115,179      141,277         69,601
  Deferred tax asset                                                           25,000       45,000         45,000
                                                                        -------------  ------------  ------------
    Total current assets                                                    7,712,637    7,130,749      7,264,196

Property and equipment, net of accumulated depreciation of $1,158,800,
 $1,086,800, and $987,800                                                     700,983      687,798        688,367
Goodwill, net of accumulated amortization of $313,115, $300,674 and
 $284,086                                                                     184,558      196,999        213,586
Marketable securities held to maturity                                        614,233      603,158
Deposits and balances to secure licenses                                      863,497      653,250        152,500
Other assets                                                                   19,899       21,399         79,668
                                                                        -------------  ------------  ------------
                                                                        $  10,095,807   $9,293,343   $  8,398,317
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable                                      $   3,480,771   $3,067,925   $  3,290,216
  Accounts payable                                                            787,158      558,726        474,748
  Accrued liabilities                                                         227,465      212,283        269,227
  Current income taxes payable                                                 38,755       13,605         96,000
                                                                        -------------  ------------  ------------
    Total current liabilities                                               4,534,149    3,852,539      4,130,191

Deferred income taxes                                                                       20,000         20,000
Redeemable preferred stock                                                        300          300            300
                                                                        -------------  ------------  ------------
                                                                            4,534,449    3,872,839      4,150,491
                                                                        -------------  ------------  ------------
Shareholders' equity:
  Common stock; $.001 par value, 40,000,000 authorized, 6,020,275,
   5,679,895 and 5,183,000 issued and outstanding                               6,020        5,679          5,183
Additional paid-in capital                                                  4,389,887    4,358,187      3,455,752
Retained earnings                                                           1,165,451    1,056,638        786,891
                                                                        -------------  ------------  ------------
    Total shareholders' equity                                              5,561,358    5,420,504      4,247,826
                                                                        -------------  ------------  ------------
                                                                        $  10,095,807   $9,293,343   $  8,398,317
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

* Certain December 31, 1994 amounts have been reclassified for comparative purposes.

** From audited financial statements contained in Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994.

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                            1995          1994
                                                                                        ------------  ------------
Revenues                                                                                $  9,201,519  $  6,354,130
Cost of sales                                                                              7,420,050     4,989,687
                                                                                        ------------  ------------
                                                                                           1,781,469     1,364,443
                                                                                        ------------  ------------
Expenses:
  Compensation, selling and administrative                                                 1,598,777     1,146,335
  Depreciation and amortization                                                               85,941        93,441
  Interest, dividend and other income                                                        (82,562)      (21,896)
                                                                                        ------------  ------------
                                                                                           1,602,156     1,217,880
                                                                                        ------------  ------------
Income before provision for income taxes                                                     179,313       146,563
Provision for income taxes                                                                   (70,500)      (59,894)
                                                                                        ------------  ------------
Net income                                                                              $    108,813  $     86,669
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Per common share and common share equivalent on both a primary and fully diluted basis         $0.02         $0.01
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average number of common shares and common share equivalents outstanding
 during the period on both a primary and fully diluted basis                               6,894,000     5,838,459

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                            1995          1994
                                                                                        ------------  ------------
Cash flows from operating activities:
  Net income                                                                            $    108,813  $     86,669
                                                                                        ------------  ------------
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                             85,941        93,441
    Deferred income taxes                                                                                   18,084
    Allowance for doubtful accounts                                                                          5,173
    Tax benefit from stock option exercise                                                    10,000
    Stock compensation expense                                                                10,000
  Change in operating assets and liabilities:
    Increase in accounts receivable                                                         (244,045)      (50,184)
    (Increase) decrease in officer and employee receivables                                  (22,148)       13,047
    Decrease in income tax refund receivable                                                                 6,439
    Decrease in inventories and program materials                                             28,273        21,781
    Decrease (increase) in prepaid expenses and other assets                                  26,098       (41,125)
    Increase (decrease) in premiums, fees and taxes payable                                  412,846      (626,180)
    Increase in accounts payable                                                             228,432        53,774
    Increase in accrued liabilities                                                           15,182       181,250
    Increase in income taxes payable                                                          25,150        65,270
    Purchases of marketable securities                                                      (813,070)
    Sales of marketable securities                                                         1,338,738
                                                                                        ------------  ------------
      Total adjustments                                                                    1,101,397      (259,230)
                                                                                        ------------  ------------
        Net cash provided by (used in) operating activities                                1,210,210      (172,561)
                                                                                        ------------  ------------
Cash flows from investing activities:
  Purchase of property and equipment                                                         (85,185)     (108,403)
  Purchases of marketable securities                                                        (200,000)
  Sales of marketable securities                                                                           128,908
  Decrease in margin loan                                                                                   (8,115)
  Purchase of deposits and balances to secure licenses                                      (210,247)     (150,000)
                                                                                        ------------  ------------
        Net cash used in investing activities                                               (495,432)     (137,610)
                                                                                        ------------  ------------
Cash flows from financing activities:
  Issuance of common stock                                                                    25,000
  Registration costs                                                                         (12,959)
                                                                                        ------------  ------------
        Net cash provided by financing activities                                             12,041             0
                                                                                        ------------  ------------
Net increase (decrease) in cash and cash equivalents                                         726,819      (310,171)

Cash and cash equivalents at beginning of period                                           4,501,527     3,715,552
                                                                                        ------------  ------------
Cash and cash equivalents at end of period                                              $  5,228,346  $  3,405,381
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                                          $     25,000  $          0

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

    The financial information included herein is unaudited; however, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. The accompanying consolidated financial statements include the accounts of Automobile Protection Corporation - APCO and its wholly-owned subsidiaries (the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the twelve months ended August 31, 1994. The Company has changed its reporting period to a calendar basis and accordingly is reporting its quarterly results and annual results on a calendar basis commencing with the three month period ended March 31, 1995.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUES

    Revenues from the sale of extended vehicle service contracts and warranty programs are recognized when the service contract or warranty sold by the dealer is approved and accepted by the Company. Revenues are comprised of the Company's administration fee, insurance premium costs, taxes and other costs associated with the vehicle service contracts.

    Revenues from sales of software are recognized when the software is delivered to the customer and the Company has no significant obligations remaining, and collection of the resulting receivable is probable.

CASH AND CASH EQUIVALENTS

    The Company considers all investments purchased with an original maturity of ninety days or less to be cash equivalents.

MARKETABLE SECURITIES

    The Company's investments at March 31, 1995 are comprised of $1,095,888 of trading securities and $867,046 of held-to-maturity securities. Trading securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recognized in earnings when incurred. The Company had no significant unrealized gains or losses on trading securities during the three months ended March 31, 1995. Held-to-maturity securities are stated at their amortized cost. The Company had no significant concentration of credit risk at March 31, 1995.

INVENTORIES AND PROGRAM MATERIALS

    Inventories and program materials consist of computer equipment for resale and service contract program materials, such as contract forms and point of sale brochures. Program materials are stated at cost and are amortized as consumed. Computer equipment is stated at the lower of cost or market using the first-in, first-out method. Market is defined as net realizable value.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the assets ranging from three to ten years. Maintenance and repair costs are charged to expense as incurred, and major renewals and betterments are capitalized. When property and equipment is retired or sold, the related carrying value and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

GOODWILL

    Cost in excess of the fair value of net assets acquired, which resulted from the Company's acquisition of a software company, has been recorded as goodwill and is being amortized using the straight-line method over an estimated useful life of ten years.

PREMIUMS, FEES AND TAXES PAYABLE

    Premiums, fees and taxes payable represent unremitted amounts payable to the Company's insurers or their agents for premiums due on extended vehicle service contracts, extended warranty and other insurance programs accepted for administration by the Company. The balance also includes brokerage fees, state insurance taxes, and amounts advanced to the Company by the insurers for payment of claims.

INCOME TAXES

    The Company provides income taxes on income reported for financial statement purposes. Deferred income taxes are recorded for differences in the recognition of various items for financial reporting and income tax purposes. The Company files a consolidated income tax return with its subsidiaries.

NET INCOME PER COMMON SHARE

    Net income per share has been calculated based on the weighted average number of common shares and common share equivalents outstanding during each period presented.

3. SUPPLEMENTAL CASH FLOW INFORMATION

    The Company issued a total of 315,380 shares of its common stock to two officers and a former officer in connection with the exercise of certain stock options granted to these individuals in 1990.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the three months ended March 31, 1995. The discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein and the Company's Annual Report on Form 10-K for the 12 months ended August 31, 1994.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 ("1995") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994 ("1994").

    Revenues for 1995 increased by 45% or $2,847,389 to $9,201,519 from $6,354,130 in 1994. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare-Registered Trademark- name, which provided 98% of revenues for 1995. EasyCare revenues increased due to the Company's success in recruiting additional independent sales agents and introducing additional Dealers to the EasyCare product.

    The Company's gross margin decreased to 19% of revenues in 1995 from 21% of revenues in 1994. The decrease is due to the prior year including consulting fees on a major contract, increased incentives paid to agents and dealers to promote the EasyCare product and additional benefit features provided with the EasyCare product. The gross margin may also be effected by the change in the mix of new and used, makes and models of vehicles for which VSCs were accepted for administration.

    Compensation, selling and administrative expenses for 1995 increased by 39% or $452,442 to $1,598,777 from $1,146,335 in 1994. The 1995 expense increase is primarily attributable to increases in personnel, compensation, printed program materials and marketing. The Company has been enlarging its marketing personnel to support its growth opportunities.

    Interest, dividend and other income increased in 1995 by 277% or $60,666 to $82,562 from $21,896 in 1994. The increase is a result of the Company investing more funds in marketable securities and interest earning deposits to secure licenses.

    The Company recorded a provision for income taxes in 1995 of $70,500 as compared to $59,894 for 1994. The Company's effective tax rate is 39% for 1995 compared to 41% for 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the next twenty four months. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. At March 31, 1995, the Company had working capital of $3,178,488, which is a decrease of $99,722 from the balance of $3,278,210 at December 31, 1994 and an increase of $44,483 from the balance of $3,134,005 at August 31, 1994. The decrease from the December 31, 1994 balance is due to the Company investing more funds in non-current marketable securities and deposits to secure state licenses.

                             II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits: None

    (b) Reports on Form 8-K: None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMOBILE PROTECTION CORPORATION - APCO

/s/ Anthony R. Levinson                             May 10, 1995
- - - - - - --------------------------------                    -------------
Anthony R. Levinson                                      Date
Chief Financial Officer (Principal
Financial and Accounting Officer,
Duly Authorized Officer)