Form 10-Q
period 1995-06-30
AUTOMOBILE PROTECTION CORP APCO
filed 1995-08-15
CIK 833441

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       June 30, 1995
                                    -----------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from           to

Commission file number                0-17231
                        ------------------------------------

                  AUTOMOBILE PROTECTION CORPORATION - APCO
              (Exact name of registrant as specified in its charter)

            Georgia                             58-1582432
----------------------------------------------------------------------
   (State or other jurisdiction             (I.R.S. Employer
 of incorporation or organization)         Identification No.)

  15 Dunwoody Park Drive, Suite 100
         Atlanta, Georgia                        30338
----------------------------------------------------------------------
  (Address of principal executive offices)     (Zip Code)

                           (770) 394-7070
                          -------------------
           Registrant's telephone number, including area code

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at August 1, 1995
---------------------------------------     ------------------------------------
Common stock, $.001 par value per share                 6,058,975


                                 Exhibits - None.
                   Total number of pages, including cover page - 12.

                     AUTOMOBILE PROTECTION CORPORATION - APCO
                                       INDEX

                                                                       Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

  Consolidated Balance Sheet at June 30, 1995,
  December 31, 1994 and August 31, 1994 . . . . . . . . . . . . . . . . . 3

  Consolidated Statement of Income for the Three
  Month Period Ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . 4

  Consolidated Statement of Income for the Six
  Month Period Ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . 5

  Consolidated Statement of Cash Flows for the Three
  Month Period Ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . 6

  Consolidated Statement of Cash Flows for the Six
  Month Period Ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . 7

  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . 8

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . . . . . .  10

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8. . . . . . . . . . . . . . . . .  11

                          AUTOMOBILE PROTECTION CORPORATION - APCO
                                CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)

                                              June 30,           December 31,          August 31,
                                               1995               1994 *                 1994 **
                                             -----------         ----------            ----------
ASSETS
Current Assets:
  Cash and cash equivalents                  $ 7,346,039          $4,501,527           $4,932,535
  Marketable securities, at fair value         1,842,301           1,685,444            1,596,982
  Accounts receivable, net of allowance for
  doubtful accounts of $45,000 each period       699,232             473,577              271,665
  Officer and employee receivables               139,271              81,154               58,105
  Notes receivable, net of allowance for
  doubtful accounts of $16,000, $16,000
  and $13,000                                    193,850              60,482              128,910
  Income tax refund receivable                                        57,000               57,000
  Inventories and program materials               82,793              85,278              104,398
  Prepaid expenses                                89,629             141,277               69,601
  Deferred tax asset                              75,000              45,000               45,000
                                             -----------          ----------           ----------
          Total current assets                10,468,115           7,130,739            7,264,196

Property and equipment, net of accumulated
  depreciation of $1,230,780, $1,086,800,
  and $987,800                                   673,438             687,798              688,367
Goodwill, net of accumulated amortization of
  $325,556, $300,674 and $284,086                172,117             196,999              213,586
Marketable securities held to maturity           615,520             603,158
Deposits and balances to secure licenses         712,803             653,250              152,500
Other assets                                      94,870              21,399               79,668
                                             -----------          ----------           ----------
                                             $12,736,863          $9,293,343           $8,398,317
                                             -----------          ----------           ----------
                                             -----------          ----------           ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable           $ 4,970,638         $3,067,925            $3,290,216
  Accounts payable                             1,075,743            558,726               474,748
  Accrued liabilities                            402,994            212,283               269,227
  Current income taxes payable                   108,433             13,605                96,000
                                             -----------         ----------            ----------
           Total current liabilities           6,557,808          3,852,539             4,130,191

Deferred income taxes                                                20,000                20,000
Redeemable preferred stock                           300                300                   300
                                             -----------         ----------            ----------
                                               6,558,108          3,872,839             4,150,491
                                             -----------         ----------            ----------
Shareholders' equity:
  Common stock; $.001 par value, 40,000,000
    authorized, 6,054,275, 5,679,895
    and 5,183,000 issued and outstanding           6,054              5,679                 5,183
  Additional paid-in capital                   4,577,503          4,358,187             3,455,752
  Retained earnings                            1,595,198          1,056,638               786,891
                                             -----------         ----------            ----------
          Total shareholders' equity           6,178,755          5,420,504             4,247,826
                                             -----------         ----------            ----------
                                             $12,736,863         $9,293,343            $8,398,317
                                             -----------         ----------            ----------
                                             -----------         ----------            ----------

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


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       AUTOMOBILE PROTECTION CORPORATION - APCO
                          CONSOLIDATED STATEMENT OF INCOME
                                    (UNAUDITED)

                                                  Three Months Ended
                                                       June 30,
                                                  1995         1994
                                              ------------  ----------
Revenues                                       $13,443,408  $7,028,081
Cost of sales                                   10,906,147   5,390,130
                                              ------------  ----------
                                                 2,537,261   1,637,951
                                              ------------  ----------
Expenses:
  Compensation, selling and administrative       1,848,552     945,026
  Depreciation and amortization                     85,941     106,841
  Interest, dividend and other income             (105,993)    (30,933)
                                              ------------  ----------
                                                 1,828,500   1,020,934
                                              ------------  ----------
Income before provision for income taxes           708,761     617,017
Provision for income taxes                        (279,014)   (258,342)
                                              ------------  ----------
Net income                                        $429,747    $358,675
                                              ------------  ----------
                                              ------------  ----------
Per common share and common share equivalent
  on both a primary and fully diluted basis         $0.06       $0.06
                                              ------------  ----------
                                              ------------  ----------
Weighted average number of common shares
  and common share equivalents outstanding
  during the period:
    Primary basis                                6,909,000   6,020,000
    Fully diluted basis                          6,909,000   6,225,000


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      AUTOMOBILE PROTECTION CORPORATION - APCO
                        CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)



                                                  Six Months Ended
                                                       June 30,
                                                  1995         1994
                                              ------------  ----------
Revenues                                      $22,644,927   $13,382,211
Cost of sales                                  18,326,197    10,379,817
                                              ------------  ----------
                                                4,318,730    3,002,394
                                              ------------  ----------
Expenses:
  Compensation, selling and administrative      3,447,329    2,091,361
  Depreciation and amortization                   171,882      200,282
  Interest, dividend and other income            (188,555)     (52,829)
                                              ------------  ----------
                                                3,430,656    2,238,814
                                              ------------  ----------
Income before provision for income taxes          888,074      763,580
Provision for income taxes                       (349,514)    (318,236)
                                              ------------  ----------
Net income                                       $538,560     $445,344
                                              ------------  ----------
                                              ------------  ----------
Per common share and common share equivalent
  on both a primary and fully diluted basis          $0.08       $0.07
                                              ------------  ----------
                                              ------------  ----------
Weighted average number of common shares
  and common share equivalents outstanding
  during the period:
    Primary basis                               6,901,000    5,929,000
    Fully diluted basis                         6,901,000    6,122,000



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  AUTOMOBILE PROTECTION CORPORATION - APCO
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)



                                                  Three Months Ended
                                                       June 30,
                                                  1995         1994
                                              ------------  ----------

Cash flows from operating activities:
  Net income                                      $429,747    $358,675
                                              ------------  ----------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                   85,941     106,841
    Deferred income taxes                          (50,000)     44,582
    Allowance for doubtful accounts                 10,000      34,624
    Tax benefit from stock option exercise         115,000
    Stock compensation expense                      10,000
 Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable      (86,318)    332,606
   (Increase) decrease  in officer and employee
     receivables                                   (45,969)      3,525
   (Increase) decrease in notes receivable         (28,660)      4,033
   Decrease in income tax refund receivable         57,000
   (Increase) decrease in inventories and program
     materials                                     (25,788)     16,613
   Increase in prepaid expenses and other assets   (50,921)    (20,185)
   Increase in premiums, fees and taxes payable  1,489,867     181,999
   Increase (decrease) in accounts payable         288,585     (80,241)
   Increase in accrued liabilities                 175,529      91,576
   Increase in income taxes payable                 69,678      21,730
   Purchases of marketable securities             (494,887)
                                              ------------  ----------
          Total adjustments                      1,519,057     737,703
                                              ------------  ----------
                Net cash provided by operating
                 activities                      1,948,804   1,096,378
                                              ------------  ----------
Cash flows from investing activities:
  Purchases of property and equipment             (44,455)     (46,742)
  Purchases of marketable securities                          (833,709)
  Sales of marketable securities                               228,921
  Decrease in margin loan                                      (92,722)
  Sales (purchases) of deposits and balances
   to secure licenses                             150,694       (1,840)
                                              ------------  ----------
                Net cash provided by
                 (used in) investing
                 activities                       106,239     (746,092)
                                              ------------  ----------
Cash flows from financing activities:
  Issuance of common stock                         67,500       10,750
  Registration costs                               (4,850)
                                              ------------  ----------
                Net cash provided by
                 financing activities              62,650       10,750
                                              ------------  ----------
Net increase in cash and cash equivalents       2,117,693      361,036
Cash and cash equivalents at beginning of
 period                                         5,228,346    3,405,381
                                              ------------  ----------
Cash and cash equivalents at end of period     $7,346,039   $3,766,417
                                              ------------  ----------
                                              ------------  ----------
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for income taxes    $145,000     $190,000


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      AUTOMOBILE PROTECTION CORPORATION - APCO
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)

                                                  Six Months Ended
                                                       June 30,
                                                  1995         1994
                                              ------------  ----------
Cash flows from operating activities:
  Net income                                   $  538,560   $  445,344
                                              ------------  ----------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                 171,882      200,282
    Deferred income taxes                         (50,000)      62,666
    Allowance for doubtful accounts                10,000       39,797
    Tax benefit from stock option exercise        125,000
    Stock compensation expense                     20,000
 Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable    (225,655)     368,297
   Increase in officer and employee receivables   (68,117)     (10,926)
   Increase in notes receivable                  (133,368)     (54,344)
   Decrease in income tax refund receivable        57,000        6,439
   Decrease in inventories and program materials    2,485       38,394
   Increase in prepaid expenses and other assets  (24,823)     (61,310)
   Increase (decrease) in premiums, fees and
    taxes payable                               1,902,713     (444,181)
   Increase (decrease) in accounts payable        517,017      (26,467)
   Increase in accrued liabilities                190,711      272,826
   Increase in income taxes payable                94,828       87,000
   Purchases of marketable securities          (1,307,957)
   Sales of marketable securities               1,338,738
                                              ------------  ----------
          Total adjustments                     2,620,454      478,473
                                              ------------  ----------
                Net cash provided by
                 operating activities           3,159,014      923,817
                                              ------------  ----------
Cash flows from investing activities:
  Purchases of property and equipment            (129,640)    (155,145)
  Purchases of marketable securities             (200,000)    (833,709)
  Sales of marketable securities                               357,829
  Decrease in margin loan                                     (100,837)
  Purchases of deposits and balances to
   secure licenses                                (59,553)    (151,840)
                                              ------------  ----------
                Net cash used in
                 investing activities            (389,193)    (883,702)
                                              ------------  ----------
Cash flows from financing activities:
  Issuance of common stock                         92,500       10,750
  Registration costs                              (17,809)
                                              ------------  ----------
                Net cash provided by
                 financing activities              74,691       10,750
                                               ------------  ----------
Net increase in cash and cash equivalents       2,844,512       50,865
Cash and cash equivalents at beginning
 of period                                      4,501,527    3,715,552
                                              ------------  ----------
Cash and cash equivalents at end of period     $7,346,039   $3,766,417
                                              ------------  ----------
                                              ------------  ----------
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for income
 taxes                                           $170,000     $190,000




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

MARKETABLE SECURITIES

The Company's investments at June 30, 1995 are comprised of $1,585,954 of trading securities and $871,867 of held-to-maturity securities. Trading securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recognized in earnings when incurred. The Company had no significant unrealized gains or losses on trading securities during the three months ended June 30, 1995. Held-to-maturity securities are stated at their amortized cost. The Company had no significant concentration of credit risk at June 30, 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the three and six months ended June 30, 1995. The discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein and the Company's Annual Report on Form 10-K for the 12 months ended August 31, 1994.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 ("1995") COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994 ("1994").

Revenues for 1995 increased by 91% or $6,415,327 to $13,443,408 from $7,028,081 in 1994. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare-Registered Trademark- name, which provided 99% of revenues for 1995. EasyCare revenues increased due to the greater number of dealers selling the EasyCare product.

   The Company's gross margin decreased to 19% of revenues in 1995 from 23% of revenues in 1994. The decrease is due to increased incentives paid to agents and dealers to promote the EasyCare product and additional benefit features provided with the EasyCare product. The gross margin may also be effected by the insurance cost and the change in the mix of new and used, makes and models of vehicles for which VSCs were accepted for administration.

   Compensation, selling and administrative expenses for 1995 increased by 96% or $903,526 to $1,848,552 from $945,026 in 1994.  The 1994 expense included non-recurring items having a net credit effect of $355,000 which was due to the recovery of previously expensed legal costs. The additional 1995 expense increase is primarily attributable to increases in personnel, compensation, printed program materials and marketing. The Company has been enlarging its marketing personnel to support its growth opportunities.

   Interest, dividend and other income increased in 1995 by 243% or $75,060 to $105,993 from $30,933 in 1994. The increase is a result of the Company investing more funds in marketable securities and interest earning deposits to secure state licenses.

   The Company recorded a provision for income taxes in 1995 of $279,014 as compared to $258,342 for 1994. The Company's effective tax rate is 39% for 1995 compared to 42% for 1994.

SIX MONTHS ENDED JUNE 30, 1995 ("1995") COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994 ("1994").

Revenues for 1995 increased by 69% or $9,262,716 to $22,644,927 from $13,382,211 in 1994. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare, name, which provided 98% of revenues for 1995. EasyCare revenues increased due to the greater number of dealers selling the EasyCare product.

   The Company's gross margin decreased to 19% of revenues in 1995 from 22% of revenues in 1994. The decrease is due to the prior year including consulting fees on a major contract, increased incentives paid to agents and dealers to promote the EasyCare product and additional benefit features provided with the EasyCare product. The gross margin may also be effected by the insurance cost and the change in the mix of new and used, makes and models of vehicles for which VSCs were accepted for administration.

   Compensation, selling and administrative expenses for 1995 increased by 65% or $1,355,968 to $3,447,329 from $2,091,361 in 1994. The 1994 expense included non-recurring items having a net credit effect of $355,000 which was due to the recovery of previously expensed legal costs. The additional 1995 expense increase is primarily attributable to increases in personnel, compensation, printed program materials and marketing. The Company has been enlarging its marketing personnel to support its growth opportunities.


   Interest, dividend and other income increased in 1995 by 257% or $135,726 to $188,555 from $52,829 in 1994. The increase is a result of the Company investing more funds in marketable securities and interest earning deposits to secure state licenses.

   The Company recorded a provision for income taxes in 1995 of $349,514 as compared to $318,236 for 1994. The Company's effective tax rate is 39% for 1995 compared to 42% for 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the next twenty four months. This estimate is based on the Company's current level of operations and certain
assumptions relating to the Company's business and planned growth.    At June
30, 1995, the Company had working capital of $3,910,307, which is an increase of $632,107 from the balance of $3,278,200 at December 31, 1994 and an increase of $776,302 from the balance of $3,134,005 at August 31, 1994. Additionally, the Company had investments classified as non-current of $615,520 at June 30, 1995.

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

AUTOMOBILE PROTECTION CORPORATION - APCO

/s/ Martin J. Blank                                    August 11, 1995
___________________________________                    _______________
Martin J. Blank                                            Date
Secretary (Duly Authorized Officer)


/s/ Anthony R. Levinson                                August 11, 1995
___________________________________                    _______________
Anthony R. Levinson                                        Date
Chief Financial Officer (Principal
Financial and Accounting Officer,
Duly Authorized Officer)