Form 10-Q
period 1995-09-30
AUTOMOBILE PROTECTION CORP APCO
filed 1995-11-15
CIK 833441

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       September 30, 1995
                                    -----------------------------
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from          to

     Commission file number          0-17231
                            --------------------------------------

                      AUTOMOBILE PROTECTION CORPORATION - APCO
                 (Exact name of registrant as specified in its charter)

               Georgia                           58-1582432
 ---------------------------------------------------------------------------
       (State or other jurisdiction            (I.R.S. Employer
       of incorporation or organization)       Identification No.)

     15 Dunwoody Park Drive, Suite 100
          Atlanta, Georgia                          30338
 ---------------------------------------------------------------------------
   (Address of principal executive offices)      (Zip Code)

                             (770) 394-7070
                            -----------------
             Registrant's telephone number, including area code

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No     .
                                                   -----   -----

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at November 10, 1995
---------------------------------------       --------------------------------
Common stock, $.001 par value per share                   9,001,091

                           Exhibit - Financial Data Schedule
                  Total number of pages, including cover page - 12.

                      AUTOMOBILE PROTECTION CORPORATION - APCO
                                        INDEX

                                                                    Page
Part I. Financial Information

Item 1. Financial Statements.

 Consolidated Balance Sheet at September 30, 1995,
 December 31, 1994 and August 31, 1994............................... 3

 Consolidated Statement of Income for the Three
 Month Period Ended September 30, 1995 and 1994...................... 4

 Consolidated Statement of Income for the Nine
 Month Period Ended September 30, 1995 and 1994...................... 5

 Consolidated Statement of Cash Flows for the Three
 Month Period Ended September 30, 1995 and 1994...................... 6

 Consolidated Statement of Cash Flows for the Nine
 Month Period Ended September 30, 1995 and 1994...................... 7

 Notes to Consolidated Financial Statements.......................... 8

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations.................................10

Part II. Other Information

Item 6. Exhibits and Reports on Form 8...............................11

                         AUTOMOBILE PROTECTION CORPORATION - APCO
                                CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

                                                      September 30,    December 31,    August 31,
                                                         1995            1994 *          1994 **
                                                      ------------     -----------     -----------
ASSETS
Current Assets:
  Cash and cash equivalents                            $ 8,592,015     $ 4,501,527     $ 4,932,535
  Marketable securities, at fair value                   2,231,418       1,685,444       1,596,982
  Accounts receivable, net of allowance for doubtful
   accounts of $41,367, $45,000 and $45,000                856,056         473,577         271,665
  Officer and employee receivables                         102,659          81,154          58,105
  Notes receivable, net of allowance for doubtful
   accounts of $16,000, $16,000 and $13,000                241,131          60,482         128,910
  Income tax refund receivable                                              57,000          57,000
  Inventories and program materials                         55,833          85,278         104,398
  Prepaid expenses                                         114,366         141,277          69,601
  Deferred tax asset                                       150,000          45,000          45,000
                                                       -----------      ----------      ----------
      Total current assets                              12,343,478       7,130,739       7,264,196

  Property and equipment, net of accumulated
   depreciation of $1,308,800,$1,086,800,and $987,800      791,121         687,798         688,367
  Goodwill, net of accumulated amortization of
   $337,997, $300,674 and $284,086                         159,675         196,999         213,586
  Marketable securities held to maturity                   614,966         603,158
  Deposits and balances to secure licenses                 723,928         653,250         152,500
  Other assets                                              97,933          21,399          79,668
                                                       -----------      ----------      ----------
                                                       $14,731,101      $9,293,343      $8,398,317
                                                       ===========      ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable                      $6,068,840      $3,067,925      $3,290,216
  Accounts payable                                       1,048,503         558,726         474,748
  Accrued liabilities                                      558,435         212,283         269,227
  Current income taxes payable                             142,233          13,605          96,000
                                                       -----------      ----------      ----------
      Total current liabilities                          7,818,011       3,852,539       4,130,191

Deferred income taxes                                                       20,000          20,000
Redeemable preferred stock                                     300             300             300
                                                       -----------      ----------      ----------
                                                         7,818,311       3,872,839       4,150,491
                                                       -----------      ----------      ----------
Shareholders' equity:
  Common stock; $.001 par value, 40,000,000
   authorized, 6,111,075, 5,679,895 and 5,183,000
   issued and outstanding                                    6,111           5,679           5,183
  Additional paid-in capital                             4,764,046       4,358,187       3,455,752
  Retained earnings                                      2,142,633       1,056,638         786,891
                                                       -----------      ----------      ----------
      Total shareholders' equity                         6,912,790       5,420,504       4,247,826
                                                       -----------      ----------      ----------
                                                       $14,731,101      $9,293,343      $8,398,317
                                                       ===========      ==========      ==========

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

                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              AUTOMOBILE PROTECTION CORPORATION - APCO
                                  CONSOLIDATED STATEMENT OF INCOME
                                            (UNAUDITED)

                                                      Three Months Ended
                                                         September 30,
                                                     1995            1994
                                                  -----------     ----------
Revenues                                          $13,142,108     $8,011,801
Cost of sales                                      10,370,119      6,118,318
                                                  -----------     ----------
                                                    2,771,989      1,893,483
                                                  -----------     ----------
Expenses:
  Compensation, selling and administrative          1,911,188      1,253,357
  Depreciation and amortization                        91,941        109,236
  Interest, dividend and other income                (105,468)       (27,130)
                                                  -----------     ----------
                                                    1,897,661      1,335,463
                                                  -----------     ----------

Income before provision for income taxes              874,328        558,020
Provision for income taxes                           (326,893)      (140,707)
                                                  -----------     ----------
Net income                                           $547,435       $417,313
                                                  ===========     ==========


Per common share and common share equivalent
 on both a primary and fully diluted basis              $0.08          $0.06
                                                  ===========     ==========



Weighted average number of common shares and common
 share equivalents outstanding during the period:
  Primary basis                                     6,987,000      6,470,000
  Fully diluted basis                               7,211,000      6,659,000






                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE CONSOLIDATED FINANCIAL STATEMENTS
                                            4

                              AUTOMOBILE PROTECTION CORPORATION - APCO
                                    CONSOLIDATED STATEMENT OF INCOME
                                            (UNAUDITED)

                                                      Nine Months Ended
                                                         September 30,
                                                     1995            1994
                                                  -----------     -----------
Revenues                                          $35,787,035     $21,394,012
Cost of sales                                      28,696,316      16,498,135
                                                  -----------     -----------
                                                    7,090,719       4,895,877
                                                  -----------     -----------
Expenses:
  Compensation, selling and administrative          5,358,517       3,344,718
  Depreciation and amortization                       263,823         309,518
  Interest, dividend and other income                (294,023)        (79,959)
                                                  -----------     -----------
                                                    5,328,317       3,574,277
                                                  -----------     -----------

Income before provision for income taxes            1,762,402       1,321,600
Provision for income taxes                           (676,407)       (458,943)
                                                  -----------     -----------
Net income                                         $1,085,995        $862,657
                                                  ===========     ===========


Per common share and common share equivalent
on both a primary and fully diluted basis               $0.16           $0.13
                                                  ===========     ===========



Weighted average number of common shares and common
 share equivalents outstanding during the period:
  Primary basis                                     6,993,000       6,454,000
  Fully diluted basis                               7,006,000       6,477,000








                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                              AUTOMOBILE PROTECTION CORPORATION - APCO
                                CONSOLIDATED  STATEMENT OF CASH FLOWS
                                       (UNAUDITED)

                                                                     Three Months Ended
                                                                        September 30,
                                                                    1995            1994
                                                                ----------      ----------
Cash flows from operating activities:
 Net income                                                       $547,435        $417,313
 Adjustments to reconcile net income to net cash                ----------      ----------
  provided by operating activities:
   Depreciation and amortization                                    91,941         109,236
   Deferred income taxes                                           (75,000)        (32,220)
   Allowance for doubtful accounts                                  (3,633)        (67,000)
   Tax benefit from stock option exercise                           63,000
   Stock compensation expense                                       10,000
  Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable                     (153,191)             27
   Decrease in officer and employee receivables                     36,612          36,101
   Increase in notes receivable                                    (47,281)        (30,190)
   Increase in income tax refund receivable                                        (57,000)
   Decrease in inventories and program materials                    26,960          37,574
   (Increase) decrease in prepaid expenses and other assets        (29,299)          8,899
   Increase in premiums, fees and taxes payable                  1,098,202          65,906
   (Decrease) increase in accounts payable                         (27,240)         60,326
   Increase (decrease) in accrued liabilities                      155,441        (124,755)
   Increase in income taxes payable                                 33,800          50,000
   Purchases of marketable securities                           (1,241,078)
   Sales of marketable securities                                  800,000
                                                                ----------      ----------
    Total adjustments                                              739,234          56,904
                                                                ----------      ----------
      Net cash provided by operating activities                  1,286,669         474,217
                                                                ----------      ----------
Cash flows from investing activities:
 Purchases of property and equipment                              (195,683)        (22,169)
 Purchases of marketable securities                                               (788,981)
 Sales of marketable securities                                     52,515          74,674
 Purchases of deposits and balances to secure licenses             (11,125)           (660)
                                                                ----------      ----------
      Net cash used in investing activities                       (154,293)       (737,136)
                                                                ----------      ----------
Cash flows from financing activities:
 Issuance of common stock                                          113,600         415,862
                                                                ----------      ----------
     Net cash provided by financing activities                     113,600         415,862
                                                                ----------      ----------
Net increase in cash and cash equivalents                        1,245,976         152,943

Cash and cash equivalents at beginning of period                 7,346,039       3,766,417
                                                                ----------      ----------
Cash and cash equivalents at end of period                      $8,592,015      $3,919,360
                                                                ==========      ==========

Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                     $305,000        $180,000

                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                              AUTOMOBILE PROTECTION CORPORATION - APCO
                               CONSOLIDATED  STATEMENT OF CASH FLOWS
                                           (UNAUDITED)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                    1995            1994
                                                                ----------      ----------
Cash flows from operating activities:
 Net income                                                     $1,085,995      $862,657
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                   263,823       309,518
   Deferred income taxes                                          (125,000)       30,446
   Allowance for doubtful accounts                                   6,367       (27,203)
   Tax benefit from stock option exercise                          188,000
   Stock compensation expense                                       30,000
  Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable                     (378,846)      368,324
   (Increase) decrease in officer and employee receivables         (31,505)       25,175
   Increase in notes receivable                                   (180,649)      (84,534)
   Decrease (increase) in income tax refund receivable              57,000       (50,561)
   Decrease in inventories and program materials                    29,445        75,968
   Increase in prepaid expenses and other assets                   (54,122)      (52,411)
   Increase (decrease) in premiums, fees and taxes payable       3,000,915      (378,275)
   Increase in accounts payable                                    489,777        33,859
   Increase in accrued liabilities                                 346,152       148,071
   Increase in income taxes payable                                128,628       137,000
   Purchases of marketable securities                           (2,549,035)
   Sales of marketable securities                                2,138,738
                                                                ----------     ---------
    Total adjustments                                            3,359,688       535,377
                                                                ----------     ---------
      Net cash provided by operating activities                  4,445,683     1,398,034
                                                                ----------     ---------
Cash flows from investing activities:
 Purchases of property and equipment                              (325,323)     (177,314)
 Purchases of marketable securities                               (200,000)   (1,622,690)
 Sales of marketable securities                                     52,515       432,503
 Decrease in margin loan                                                        (100,837)
 Purchases of deposits and balances to secure licenses             (70,678)     (152,500)
                                                                ----------     ---------
      Net cash used in investing activities                       (543,486)   (1,620,838)

Cash flows from financing activities:
 Issuance of common stock                                          206,100       509,440
 Registration costs                                                (17,809)      (82,828)
                                                                ----------     ---------
      Net cash provided by financing activities                    188,291       426,612
                                                                ----------     ---------
Net increase in cash and cash equivalents                        4,090,488       203,808

Cash and cash equivalents at beginning of period                 4,501,527     3,715,552
                                                                ----------     ---------
Cash and cash equivalents at end of period                      $8,592,015    $3,919,360
                                                                ==========    ==========

Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                     $475,000      $370,000

                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE CONSOLIDATED FINANCIAL STATEMENTS
                                            7

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

MARKETABLE SECURITIES

The Company's investments at September 30, 1995 are comprised of $2,024,712 of trading securities and $821,672 of held-to-maturity securities. Trading securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recognized in earnings when incurred. The Company had no significant unrealized gains or losses on trading securities during the three months ended September 30, 1995. Held-to- maturity securities are stated at their amortized cost. The Company had no significant concentration of credit risk at September 30, 1995

INVENTORIES AND PROGRAM MATERIALS

Inventories and program materials consist primarily of supplies such as service contract forms and point of sale brochures. Program materials are stated at cost and are amortized as consumed.

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

3. SUBSEQUENT EVENT

Subsequent to September 30, 1995, the Company received proceeds of approximately $6,000,000, net of underwriting expenses, from the exercise of the Company's Class A and Class B warrants, which expired on October 31, 1995. The total issued shares of the Company have increased to approximately 9,000,000 as a result of the exercise of these warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the three and nine months ended September 30, 1995. The discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein and the Company's Annual Report on Form 10-K for the 12 months ended August 31, 1994.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 ("1995") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994 ("1994").

Revenues for 1995 increased by 64% or $5,130,307 to $13,142,108 from $8,011,801 in 1994. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare -registered trademark- name, which provided 99% of revenues for 1995. EasyCare revenues increased due to expanded distribution by more dealers.

  The Company's gross margin decreased to 21% of revenues in 1995 from 24% of revenues in 1994. The decrease is due to increased incentives paid to agents and dealers to promote the EasyCare product and additional benefit features provided with the EasyCare product. The gross margin may also be effected by the insurance cost and the change in the mix of new and used, makes and models of vehicles for which VSCs were accepted for administration.

  Compensation, selling and administrative expenses for 1995 increased by 52% or $657,831 to $1,911,188 from $1,253,357 in 1994. The 1994 expense included non-recurring items having a net credit effect of $95,000 which was due to the recovery of previously expensed legal costs. The additional 1995 expense increase is primarily attributable to increases in personnel, compensation and marketing. The Company has enlarged its marketing personnel to support its growth opportunities.

  Interest, dividend and other income increased in 1995 by $78,338 to $105,468 from $27,130 in 1994. The increase is a result of the growth of the Company's investable asset base and a market adjustment to securities in 1994.

  The Company recorded a provision for income taxes in 1995 of $326,893 as compared to $140,707 for 1994. The Company's effective tax rate is 37% for 1995 compared to 25% for 1994. The 1994 provision included normal year end adjustments at August 31, 1994, the Company's previous year end, to reduce the effective tax rate for the fiscal year based on final results.

NINE MONTHS ENDED SEPTEMBER 30, 1995 ("1995") COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994 ("1994").

Revenues for 1995 increased by 67% or $14,393,023 to $35,787,035 from $21,394,012 in 1994. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare -registerd trademark- name, which provided 99% of revenues for 1995. EasyCare revenues increased due to expanded distribution by more dealers.

  The Company's gross margin decreased to 20% of revenues in 1995 from 23% of revenues in 1994. The decrease is due to the prior year including consulting fees on a major contract, increased incentives paid to agents and dealers to promote the EasyCare product and additional benefit features provided with the EasyCare product. The gross margin may also be effected by the insurance cost and the change in the mix of new and used, makes and models of vehicles for which VSCs were accepted for administration.

  Compensation, selling and administrative expenses for 1995 increased by 60% or $2,013,799 to $5,358,517 from $3,344,718 in 1994. The 1994 expense included non-recurring items having a net credit effect of approximately $450,000 which was due to the recovery of previously expensed legal costs. The additional 1995 expense increase is primarily attributable to increases in personnel, compensation, printed program materials and marketing. The Company has enlarged its marketing personnel to support its growth opportunities.

  Interest, dividend and other income increased in 1995 by $214,064 to $294,023 from $79,959 in 1994. The increase is a result of the growth of the Company's investable asset base and a market adjustment to securities in 1994.

  The Company recorded a provision for income taxes in 1995 of $676,407 as compared to $458,943 for 1994. The Company's effective tax rate is 38% for 1995 compared to 35% for 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the next twenty four months. This estimate is based on the Company's current level of operations and certain
assumptions relating to the Company's business and planned growth.    At
September 30, 1995, the Company had working capital of $4,525,467, which is an increase of $1,247,267 from the balance of $3,278,200 at December 31, 1994 and an increase of $1,391,462 from the balance of $3,134,005 at August 31, 1994. Additionally, the Company had investments classified as non-current of $614,966 at September 30, 1995. During the quarter, the Company spent approximately $195,000 on leasehold improvements to expand its leased office space to support the growth of the Company's business.



                             II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit 27:             Financial Data Schedule

        (b)  Reports on Form 8-K:    None

                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AUTOMOBILE PROTECTION CORPORATION - APCO


/s/ Martin J. Blank                                         November 10, 1995
___________________________________                        __________________
Martin J. Blank                                                    Date
Secretary (Duly Authorized Officer)


/s/ Anthony R. Levinson                                     November 10, 1995
___________________________________                        __________________
Anthony R. Levinson                                                Date
Chief Financial Officer (Principal
Financial and Accounting Officer,
Duly Authorized Officer)