Form 10-K
period 1995-12-31
AUTOMOBILE PROTECTION CORP APCO
filed 1996-03-29
CIK 833441

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

       ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                         EXCHANGE ACT OF 1934

                   For fiscal year ended December 31, 1995

                       Commission file number  0-17231

                   AUTOMOBILE PROTECTION CORPORATION - APCO
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Georgia                           58-1582432
      -------------------------------------------------------------------
       (State or other jurisdiction            (I.R.S. Employer
       of incorporation or organization)       Identification No.)

     15 Dunwoody Park Drive, Suite 100
          Atlanta, Georgia                          30338
   -----------------------------------------------------------------------
   (Address of principal executive offices)      (Zip Code)

                             (770) 394-7070
                            -----------------
             Registrant's telephone number, including area code


Securities registered pursuant to Section 12(b) of the Act:         None
                                                           ----------------
Securities registered pursuant to Section 12(g) of the Act:

        Common Stock - Par Value $.001 per share
   ------------------------------------------------------------------------
                            (Title of class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  (X)  No  (   )

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes  (X)  No  (   )

       Based on the average of the bid and asked prices ($3.97) at the close of business on March 15, 1996, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $31,385,000.

       The number of shares outstanding of the Registrant's common stock, $.001 par value, was 9,620,916 on March 15, 1996.

DOCUMENTS INCORPORATED BY REFERENCE: None

Exhibit index is located on page - 34.

PART 1
ITEM 1. BUSINESS.

GENERAL
        Automobile Protection Corporation - APCO and its subsidiaries (the "Company") are engaged principally in the marketing and administration of extended vehicle service contracts and extended vehicle warranty programs sold by automobile dealers (hereinafter referred to as "Dealers") located throughout the United States. The Company also provides insurance brokerage services to the automotive industry.

EXTENDED VEHICLE SERVICE CONTRACTS AND EXTENDED VEHICLE WARRANTIES
        The Company derives the majority of its revenues from the marketing and administration of extended vehicle service contracts and extended vehicle warranties (hereinafter referred to as "VSCs"). A consumer purchases a VSC from a Dealer to provide for the repair or replacement of designated parts of a vehicle for the term of the agreement, which can extend to seven years and
100,000 miles depending on vehicle eligibility.   A VSC augments and enhances
the original warranty provided by the manufacturer of the vehicle and is available on new, used and leased vehicles.

Dealers often engage a third party administrator, such as the Company, to design a VSC program, arrange for insurance to limit their financial risk, and to perform all of the related administrative functions associated
therewith.   A principal function of the Company is to arrange for insurance to cover obligations to pay all future claims. Since 1991, coverage has been provided primarily by certain Underwriters at Lloyd's of London ("Lloyd's"). The Company's wholly-owned subsidiary, The Aegis Group, Inc. ("Aegis"), has been appointed by Lloyd's as the administrator of VSCs insured by Lloyd's. Aegis' duties include, but are not limited to, the following: (a) Collection of revenues from Dealers; (b) Disbursement and reporting of premiums and taxes to Lloyd's, brokers and state agencies; (c) Product design; (d) Production of contract forms and advertising materials; (e) Record keeping; (f) Claims adjusting and payment; and (g) Appointment of sales agents to market such programs to Dealers.

        During 1994, the Company entered into a production and administration agreement with Royal Insurance Company of America, which is rated "A-" (Excellent) by A.M. Best. Royal Insurance insured approximately 3% of the VSC obligations for the most recent year.

        During 1995, the Company entered into Program Administrator Agreements with Greenwich Insurance Company and Indian Harbor Insurance Company, both of which are subsidiaries of NAC Re Corporation, which is rated "A" (Excellent) by A.M. Best. These insurers will provide insurance coverage for certain programs starting in 1996. The Agreements expire on December 31, 1999.

        The Company markets its products under the trade name, EasyCare
- registered trademark -. There are EasyCare products for new, used and leased vehicles, which provide either total mechanical breakdown coverage or stated
coverage.   EasyCare products include various benefits such as trip inter-
ruption, rental reimbursement and emergency roadside assistance. The Company also offers limited warranties, powertrain warranties and administers programs Corporation.

        The Company's price of the VSC to the Dealer includes: (a) The Company's fee for its administrative services, and (b) the cost of insurance,
brokerage fees and taxes.   The underlying insurance cost is determined by the
VSC term and coverage, in addition to the repair profile of the specific vehicle. The Company also receives a fee for each claim processed, which is paid by the insurer.
                                     - 2 -

INSURANCE BROKERAGE SERVICES DIVISION
        In addition to being a third party administrator for VSCs, Aegis includes an Insurance Brokerage Services Division which markets and
administers automotive related insurance products.   This division markets its
products through Dealers, financial institutions and leasing companies. This division provided approximately 1% of the Company's total revenues for the Company's most recent year.

MARKETING
        The Company's products are sold by Dealers to consumers.   The Company
markets its VSCs to Dealers through a national network of independent sales representatives and a few employee sales representatives. The independent sales representatives often market other automotive related insurance products to Dealers, in addition to the Company's VSCs. The Company's agreement with each independent sales organization and representative is terminable by the Company if production quotas are not met or by the representative upon the giving of written notice. Independent sales representatives are compensated on a commission basis which is linked to sales volumes. At March 15, 1996, 116 individual sales representatives represented the Company. The Company supports the sales representatives with a marketing department which is available to provide proposal assistance, competitive analysis and training of dealership personnel.

        In February 1994, the Company entered into a five year agreement with American Honda Finance Corporation to administer a VSC program for non-Honda and non-Acura vehicles sold through participating Honda and Acura dealerships. This agreement provided less than 10% of the Company's revenues for 1995.

        The Company has entered into an associate sponsorship agreement with Joe Gibbs Racing for 1996, whereby the Company will be sponsoring Gibbs' National Association of Stock Car and National Hot Rod Association cars. Additionally, Gibbs has become the national spokesperson for the Company, appearing in national trade publications, videos and in person at Company sponsored events. The Company is using its association with Gibbs to enhance the recognition and value of the EasyCare trade name to Dealers.

COMPETITION
        The VSC industry is highly competitive and is dominated by the major automobile manufacturers and several large third party administrators. Management believes the Company is competitive against both the factory products and other third party administrators. In order to be competitive, the Company designs products which enhance a Dealer's Customer Satisfaction Index, provides training to Dealership personnel, and obtains insurance for the Dealer to provide comprehensive coverage at reasonable prices.

EMPLOYEES
        At March 15, 1996, the Company had 86 employees. The Company is not subject to any collective bargaining agreements and considers its relationships with employees to be good.

SEASONALITY
        The VSC industry is subject to the seasonality of the automobile industry. It is anticipated that the Company's revenues will be lower during its first and fourth quarters due to lower sales of motor vehicles during the winter months as compared to other times of the year.

GOVERNMENT REGULATION
        Although the Company does not operate as an insurance company, the sale of VSCs by Dealers and the issuance of insurance policies is regulated by the insurance laws of most states and the Company's ability to market and perform its services is affected by such insurance laws. It is possible that some states in which the Company now conducts business free of insurance regulation may change their insurance laws to regulate the activities of the Company. In such event, the Company would have to comply with the regulatory requirements of those states or cease its business activities in those states. The Company is not aware of any proposed legislative change which will materially affect its business as it is currently conducted.
                                     - 3 -

PROPRIETARY RIGHTS
        The Company regards its VSC administration and software as proprietary. In order to protect its software from illegal reproduction, the Company relies on copyright protection, trade secret laws and restrictions in its license
agreements with respect to the use and reproduction of such software.   The
names "APCO -- Automobile Protection Corp. - registered trademark- ", "Easy Care - registered trademark- " and "Perfect Profit Program - registered trademark- " have been registered with the United States Patent and Trademark Office. The Company uses these service marks in its sales and marketing programs.

ITEM 2. PROPERTIES.

        The Company conducts its operations from a 15,000 sq. ft. leased office facility at 15 Dunwoody Park Drive, Suite 100, Atlanta, Georgia 30338. The lease was renewed in January 1995 for a period ending on April 15, 2001.

ITEM 3. LEGAL PROCEEDINGS.

        In November 1995, the Company filed a lawsuit against an independent sales agent in the United States District Court for the Northern District of Georgia, contending that the agent breached an Independent Contractor Agreement. The Company is seeking a declaration of its rights to cancel the agreement for cause, and damages. The agent is contesting the jurisdiction of the Court. In January 1996, the agent filed a lawsuit against the Company, its President, National Sales Manager and others, in the Civil District Court for the Parish of Orleans, Louisiana, alleging that the defendants engaged in unfair trade practices, civil conspiracy, intentional interference with business relations, defamation, restraint of trade, violation of Uniform Trade Secrets Act, and bad faith breach of contract. The agent is seeking damages in excess of $5 million. The Company believes the agent's claims are without merit and intends to vigorously challenge the jurisdiction of the Louisiana court and to defend itself and its officers vigorously.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted during the fourth quarter of the year covered by this report to a vote of shareholders of the Company through the solicit-ation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

        The Company's common stock has been traded in the over-the-counter securities market. The Company's common stock is quoted on the Nasdaq SmallCap Market under the symbol "APCO." The following figures represent quarterly high and low bid information related to trading in the Company's common stock. The figures reflect inter dealer prices without retail markup, markdown or commissions and may not be representative of actual transactions which occurred in the market. Such information has been obtained from Nasdaq.


                                              Low Bid         High Bid
                                              --------        --------
Fiscal year 1994:
        Quarter 11/30/93                        1 1/2             2
        Quarter 2/28/94                         1 7/8           2 9/16
        Quarter 5/31/94                         1 7/8           2 5/8
        Quarter 8/31/94                         1 13/16         2 3/8

Transition period (1):
        Quarter 11/30/94                        2 1/16          2 13/16
        Month 12/31/94                          2 1/8           2 3/8

Calendar year 1995:
        Quarter 3/31/95                         1 3/4           2 3/8
        Quarter 6/30/95                         1 5/8           2 3/8
        Quarter 9/30/95                         2 1/8           2 9/16
        Quarter 12/31/95                        2 1/4           3 5/16


Calendar year 1996:
        First Quarter*                          2 11/16         4 5/16

* through  March 15, 1996

(1) On February 1, 1995, the Company changed its fiscal year end from August
31 to December 31. For further information, see Note 1 to the accompanying consolidated financial statements.

       The closing bid price for the common stock on March 15, 1996 was $3.94.

       There were approximately 250 holders of record of the Company's common stock as of March 15, 1996. The Company believes there are approximately 3,000 beneficial owners of its common stock, which is held in street name by brokerage firms.

       No dividends have been declared or paid to date on the Company's common stock, nor are any anticipated in the foreseeable future. The Company has adopted a policy of reinvesting cash in the business.

ITEM 6. SELECTED FINANCIAL DATA.

Set forth below is a summary of the selected financial data of the Company:

                                For the      Four months         For the        For the          For the        For the
                             year ended            ended      year ended     year ended       year ended     year ended
                            December 31,    December 31,      August 31,     August 31,       August 31,      August 31,
                                    1995            1994            1994           1993             1992           1991
                            ------------    ------------    -------------   -----------     ------------    ------------
Statement of Operations:
Total revenues              $ 49,210,774    $ 11,197,168    $ 26,553,554    $ 23,507,191    $ 16,087,506    $ 23,204,933
Income (loss) before
 (provision) benefit for
 income taxes and
 cumulative effect of
 accounting change             2,447,582         413,747       1,290,453        (232,047)     (1,386,281)        482,563
(Provision) benefit for
 income taxes                   (922,000)       (144,000)       (445,705)                        439,289        (184,744)
Cumulative effect of
 accounting change                                                67,780
------------------------------------------------------------------------------------------------------------------------
Net income (loss)           $  1,525,582    $    269,747    $    912,528    $   (232,047)   $   (946,992)   $    297,819
========================================================================================================================
Per share data:
Primary
 Income (loss) before
  cumulative effect of
  accounting change         $       0.20    $       0.04    $       0.15    $      (0.04)   $      (0.18)   $       0.06
 Cumulative effect of
  accounting change                                                 0.01
------------------------------------------------------------------------------------------------------------------------
Net income (loss)           $       0.20    $       0.04    $       0.16    $      (0.04)   $      (0.18)   $       0.06
========================================================================================================================
Fully diluted
 Income (loss) before
  cumulative effect of
  accounting change         $       0.20    $       0.04    $       0.14    $       (0.04)  $      (0.18)   $       0.05
 Cumulative effect of
  accounting change                                                 0.01
------------------------------------------------------------------------------------------------------------------------
 Net income (loss)          $       0.20    $       0.04    $       0.15    $       (0.04)  $      (0.18)   $       0.05
========================================================================================================================
</TABLE


                                  As of            As of           As of           As of           As of           As of
                           December 31,     December 31,      August 31,      August 31,      August 31,      August 31,
                                   1995             1994            1994            1993            1992            1991
                           -------------    ------------     -----------    ------------    ------------    ------------
Balance Sheet Data:
------------------
Working capital            $  11,270,716    $  3,317,098    $  3,134,005    $  2,164,306    $  2,124,849    $  2,914,691
Total assets               $  19,592,461    $  9,352,256    $  8,398,317    $  6,720,107    $  6,240,327    $  6,180,562
Total liabilities          $   4,898,455    $  3,931,752    $  4,150,491    $  3,405,559    $  2,693,432    $  1,686,400
Shareholders' equity       $  14,694,006    $  5,420,504    $  4,247,826    $  3,314,548    $  3,546,895    $  4,494,162

                                     - 6 -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the periods indicated. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes, and with the other financial information appearing herein.

Liquidity and Capital Resources

     The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the next twenty four months. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. At December 31, 1995, the Company had working capital of $11,270,716 and non-current investment securities of $1,509,288. The Company's liquidity increased in 1995 due to the exercise of a significant number of the Company's Class A and Class B warrants and net income from operations.

Results of Operations

Year ended December 31, 1995 ("1995") compared to year ended August 31, 1994 ("1994").

     Revenues for 1995 increased by 85% or $22,657,220 to $49,210,774 over 1994. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare - registered trademark - name, which provided 99% of revenues for 1995. EasyCare revenues increased due to the introduction of additional Dealers to EasyCare by the Company's independent sales representatives and from the contract with American Honda Finance Corporation.

     The Company's gross margin decreased to 20% of revenues in 1995 from 22% of revenues in 1994. The margin decrease is due to the increase in commissions and incentives to independent sales representatives and the
inclusion of emergency roadside assistance benefits in the VSC.   The change
in the mix of new and used, makes and models of vehicles also impacts the gross margin.

     Compensation, selling and administrative expenses for 1995 increased by
75% or $3,245,717 to $7,548,902 over 1994.   The increase for 1995 is
primarily attributable to headcount and compensation for marketing personnel,
related travel, printing and advertising costs.   Additional administrative
costs were incurred to support the higher volumes and resulting claims, principally in headcount and communications. Expenses for 1994 were reduced by approximately $340,000 from the recoupment of previously expensed legal costs.

     Interest, dividend and other income for 1995 increased by 332% or $361,040 to $469,612 over 1994. The increase is due to the larger cash and investment securities balances on hand from the exercise of a significant number of the Company's Class A and Class B warrants, net income from operations and higher cash floats resulting from the increased volume of business.
                                     - 7 -

     The Company recorded a provision for income taxes in 1995 of $922,000 compared to $445,705 for 1994. The increase is due to higher net income and a higher combined tax rate.

Year ended August 31, 1994 ("1994") compared to year ended August 31, 1993 ("1993").

     Revenues for 1994 increased by 13% or $3,046,363 to $26,553,554 over 1993. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts under the EasyCare
- registered trademark - name, which provided 91% of revenues for 1994. EasyCare revenues increased due to the recruitment of additional independent sales representatives, the introduction of additional Dealers to the EasyCare product by the Company's independent sales representatives and the strength of vehicle sales.

     The Company's gross margin increased to 22% of revenues in 1994 from 17% of revenues in 1993. The increase is due to the increased proportion of business from EasyCare VSCs as compared to VSCs administered under a discontinued program. The change in the mix of new and used, makes and models of vehicles also impacts the gross margin.

     Compensation, selling and administrative expenses for 1994 increased by
11% or $440,447 to $4,303,185 over 1993.   The increase is primarily
attributable to compensation, advertising and promotion, travel and printed program materials due to the increase in sales volumes. Expenses for 1994 were reduced by approximately $340,000 from the recoupment of previously expensed legal costs, which were approximately $200,000 in 1993.

     The Company recorded a provision for income taxes in 1994 of $445,705 compared to no provision in 1993. The Company incurred a loss in 1993. The Company adopted Statement of Financial Accounting Standards No. 109 on September 1, 1993 and recognized income of $67,780 as the cumulative effect of an accounting change.

Impact of Inflation

     Although the Company's costs may increase from time to time as a result of increases in some or all of the Company's costs, the precise effect of inflation on the operations of the Company cannot be determined. The Company believes that continuation of the general levels of inflation experienced in recent years should not have a significant impact on the Company's current and contemplated operations.

Recent Accounting Pronouncements

     During the four month period ended December 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities", which did not have a material affect on the Company's results.

     In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation", which the Company is required to adopt next year. Management has not decided whether the Company will adopt the accounting requirements or the alternative disclosure requirements. Although the effect of this standard is indeterminable for the 1996 financial statements at this time, it could result in a significant noncash compensation cost if the Company issues a large number of options, although this is not presently contemplated by management.
                                     - 8 -

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
---------------------------------------------------

Index to Financial Statements and Financial Statement Schedules.        Page
                                                                        ----
Financial Statements:
--------------------
        Report of Independent Accountants                                10

        Consolidated Balance Sheet at December 31, 1995                  11
        December 31, 1994 and August 31, 1994

        Consolidated Statement of Operations for the twelve months ended December 31, 1995, four months ended December 31, 1994, twelve months ended August 31, 1994, twelve months ended
        August 31, 1993 and four months ended December 31, 1993          12

        Consolidated Statement of Changes in Shareholders' Equity
        for the twelve months ended December 31, 1995, four months ended December 31, 1994, twelve months ended August 31, 1994
        and twelve months ended August 31, 1993                          13

        Consolidated Statement of Cash Flows for the twelve months ended December 31, 1995, four months ended December 31, 1994, twelve months ended August 31, 1994, twelve months ended
        August 31, 1993 and four months ended December 31, 1993          14


        Notes to Consolidated Financial Statements                    15 - 22

Financial Statement Schedules:
------------------------------

        I.       Marketable Securities - Other Investments at
                 December 31, 1995                                       23

        VIII.    Valuation and Qualifying Accounts for the twelve
                 months ended December 31, 1995, four months ended
                 December 31, 1994, twelve months ended August 31,
                 1994 and twelve months ended August 31, 1993            24

        X.       Supplementary Income Statement Information for the
                 twelve months ended December 31, 1995, four months
                 ended December 31, 1994, twelve months ended August
                 31, 1994 and twelve months ended August 31, 1993        25



        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Accountants


To the Board of Directors and Shareholders of Automobile Protection Corporation - APCO

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Automobile Protection Corporation - APCO and its subsidiaries at December 31, 1995, December 31, 1994 and August 31, 1994,and the results of their operations and their cash flows for the twelve months ended December 31, 1995, August 31, 1994 and August 31, 1993 and for the four months ended December 31, 1994 and December 31, 1993 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes during the year ended August 31, 1994.

PRICE WATERHOUSE, LLP
Atlanta, Georgia
March 7, 1996

AUTOMOBILE PROTECTION CORPORATION - APCO
CONSOLIDATED BALANCE SHEET


                                                         December 31,   December 31,    August 31,
                                                                1995           1994           1994
                                                         -----------    -----------     ----------
ASSETS
Current Assets:
  Cash and cash equivalents                              $10,210,768     $5,383,643     $4,932,535
  Trading securities, at fair value                        3,582,423        802,170      1,596,982
  Investment securities held to maturity                     255,576
  Accounts receivable, net of provision for doubtful
   accounts of $36,000, $45,000 and $45,000                1,212,000        473,577        271,665
  Notes receivable, net of provision for doubtful
   accounts of $9,000, $16,000 and $13,000                   421,882         60,482        128,910
  Officer and employee receivables                           133,072         81,154         58,105
  Income tax refund receivable                                               57,000         57,000
  Prepaid expenses                                           220,177        226,555        173,999
  Deferred tax asset                                         110,643         85,056         45,000
                                                         -----------   -----------      ----------
          Total current assets                            16,146,541      7,169,637      7,264,196

Property and equipment, net of accumulated
  depreciation of $1,389,800, $1,086,800, and $987,800       874,718        687,798        688,367
Investment securities held to maturity                     1,509,288        604,316
Deposits to secure licenses                                  726,319        653,250        152,500
Deferred tax asset                                           185,861         18,857
Other assets                                                 149,734        218,398        293,254
                                                         -----------    -----------     ----------
                                                         $19,592,461     $9,352,256     $8,398,317
                                                         ===========    ===========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable                        $3,467,947     $3,067,925     $3,290,216
  Accounts payable                                           886,155        558,726        474,748
  Accrued liabilities                                        470,723        212,283        269,227
  Current income taxes payable                                51,000         13,605         96,000
                                                         -----------    -----------     ----------
          Total current liabilities                        4,875,825      3,852,539      4,130,191

Deferred income taxes                                         22,330         78,913         20,000
Redeemable preferred stock                                       300            300            300
                                                         -----------    -----------     ----------
                                                           4,898,455      3,931,752      4,150,491
                                                         -----------    -----------     ----------
Shareholders' equity:
  Common stock; $.001 par value, 40,000,000
    authorized, 9,614,616, 5,679,895 and 5,183,000
    issued and outstanding                                     9,614          5,679          5,183
  Additional paid-in capital                              12,102,172      4,358,187      3,455,752
  Retained earnings                                        2,582,220      1,056,638        786,891
                                                         -----------    -----------     ----------
          Total shareholders' equity                      14,694,006      5,420,504      4,247,826
                                                         -----------    -----------     ----------
Commitments
                                                         -----------    -----------     ----------
                                                         $19,592,461     $9,352,256     $8,398,317
                                                         ===========    ===========     ==========
       The accompanying notes are an integral part of these consolidated financial statements.

                                           - 11 -

  AUTOMOBILE PROTECTION CORPORATION - APCO
    CONSOLIDATED STATEMENT OF OPERATIONS

                                              Twelve Months    Four Months  Twelve Months  Twelve Months    Four Months
                                                      Ended          Ended          Ended          Ended          Ended
                                               December 31,   December 31,     August 31,     August 31,   December 31,
                                                       1995           1994           1994           1993           1993
                                                -----------    -----------    -----------    -----------    -----------
Revenues                                        $49,210,774    $11,197,168    $26,553,554    $23,507,191     $7,848,154
Cost of sales                                    39,322,773      8,771,946     20,652,166     19,626,799      6,223,248
                                                -----------    -----------    -----------    -----------    -----------
                                                  9,888,001      2,425,222      5,901,388      3,880,392      1,624,906
                                                -----------    -----------    -----------    -----------    -----------
Expenses:
  Compensation, selling and administrative        7,548,902      1,914,130      4,303,185      3,862,738      1,425,101
  Depreciation and amortization                     361,129        117,588        416,322        378,068        144,638
  Interest, dividend and other income              (469,612)       (20,243)      (108,572)      (128,367)       (25,007)
                                                -----------    -----------    -----------    -----------    -----------
                                                  7,440,419      2,011,475      4,610,935      4,112,439      1,544,732
                                                -----------    -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes   2,447,582        413,747      1,290,453       (232,047)        80,174
Provision for income taxes                          922,000        144,000        445,705                        27,761
Cumulative effect of accounting change                                            (67,780)                      (67,780)
                                                -----------    -----------    -----------    -----------    -----------
Net income (loss)                                $1,525,582       $269,747       $912,528      ($232,047)      $120,193
                                                ===========    ===========    ===========    ===========    ===========


Net income (loss) per share:

Primary
  Net income (loss) per share before cumulative
   effect of accounting change                        $0.20          $0.04          $0.15         ($0.04)         $0.01
  Cumulative effect of accounting change                                             0.01                          0.01
                                                -----------    -----------    -----------    -----------    -----------
  Net income (loss) per share                         $0.20          $0.04          $0.16         ($0.04)         $0.02
                                                ===========    ===========    ===========    ===========    ===========


Fully diluted
  Net income (loss) per share before cumulative
   effect of accounting change                        $0.20          $0.04          $0.14         ($0.04)         $0.01
  Cumulative effect of accounting change                                             0.01                          0.01
                                                -----------    -----------    -----------    -----------    -----------
  Net income (loss) per share                         $0.20          $0.04          $0.15         ($0.04)         $0.02
                                                ===========    ===========    ===========    ===========    ===========




                        The accompanying notes are an integral part of these consolidated financial statements.

AUTOMOBILE PROTECTION CORPORATION - APCO
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                    Common Stock       Additional
                                                ---------------------    Paid-in    Retained
                                                Shares        Amount     Capital    Earnings     Total
                                                ---------    ------- -----------  ---------- -----------
Balances at August 31, 1992                     5,168,000      $5,168  $3,435,017    $106,410  $3,546,595

Net loss for the period September 1, 1992
 through August 31, 1993                                                             (232,047)   (232,047)
                                                ---------------------------------------------------------
Balances at August 31, 1993                     5,168,000       5,168   3,435,017    (125,637)  3,314,548

Net income for the period September 1, 1993
 through August 31, 1994                                                              912,528     912,528

Issuance of common stock upon exercise
 of stock options                                  15,000          15      20,735                  20,750
                                                ---------------------------------------------------------
Balances at August 31, 1994                     5,183,000       5,183   3,455,752     786,891   4,247,826

Net income for the period September 1, 1994
 through December 31, 1994                                                            269,747     269,747

Issuance of common stock upon exercise
 of stock options                                 496,895         496     975,265                 975,761

Registration costs                                                        (82,830)                (82,830)

Stock compensation expense                                                 10,000                  10,000
                                                ---------------------------------------------------------
Balances at December 31, 1994                   5,679,895       5,679   4,358,187   1,056,638   5,420,504

Net income for the period January 1, 1995
 through December 31, 1995                                                          1,525,582   1,525,582

Issuance of common stock upon exercise
 of stock options, net of underwriting fee      3,934,721       3,935   7,459,515               7,463,450

Registration costs                                                        (19,526)                (19,526)

Stock compensation expense                                                 54,996                  54,996

Tax effect of option exercise                                             249,000                 249,000
                                                ---------------------------------------------------------
Balances at December 31, 1995                   9,614,616      $9,614 $12,102,172  $2,582,220 $14,694,006
                                                =========================================================



             The accompanying notes are an integral part of these consolidated financial statements.

                                                          - 13 -

AUTOMOBILE PROTECTION CORPORATION - APCO
CONSOLIDATED  STATEMENT OF CASH FLOWS

                                                           Twelve Months  Four Months  Twelve Months  Twelve Months Four Months
                                                                 Ended          Ended        Ended          Ended         Ended
                                                           December 31,   December 31,  August 31,     August 31,   December 31,
                                                                  1995           1994         1994           1993          1993
                                                           -----------    -----------   ----------    -----------   -----------
Cash flows from operating activities:
  Net income (loss)                                         $1,525,582       $269,747     $912,528      ($232,047)     $120,193
                                                            -----------   -----------   ----------    -----------   -----------
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                              361,129        117,588      416,322        378,068       144,638
    Cumulative effect of accounting change                                                 (67,780)
    Deferred income taxes                                     (249,174)                     42,780                      (55,446)
    Provision for doubtful accounts                              1,367          3,000      (67,549)        70,803
    Tax benefit from stock option exercise                     249,000
    Stock compensation expense                                  54,996         10,000
 Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable                 (734,790)      (201,912)     267,285       (203,048)      (91,236)
   (Increase) decrease in officer and employee receivables     (51,918)       (23,049)      24,972         61,213       (39,812)
   (Increase) decrease in notes receivable                    (366,400)        65,428       36,754       (165,664)      121,859
   Decrease in income tax refund receivable                     57,000                      19,789        412,124        70,350
   Decrease (increase) in prepaid expenses and other assets     16,913        (55,998)     (16,956)       125,882       (70,265)
   Increase (decrease) in premiums, fees and taxes payable     400,022       (222,291)     575,800        825,899      (161,418)
   Increase (decrease) in accounts payable                     327,429         83,978      (14,748)       183,383        32,918
   Increase (decrease) in accrued liabilities                  258,440        (56,944)     197,218       (117,710)      (49,306)
   Increase (decrease) in income taxes payable                  37,395        (82,395)      96,000
   Purchases of trading securities                          (5,323,507)      (734,235)
   Sales of trading securities                               2,543,254      1,424,731
                                                           -----------    -----------   ----------    -----------   -----------
           Total adjustments                                (2,418,844)       327,901    1,509,887      1,570,950       (97,718)
                                                           -----------    -----------   ----------    -----------   -----------
                Net cash (used in) provided by operating
                  activities                                  (893,262)       597,648    2,422,415      1,338,903        22,475
                                                           -----------    -----------   ----------    -----------   -----------
Cash flows from investing activities:
  Purchases of property and equipment                         (489,920)       (98,431)    (195,473)      (103,185)      (19,740)
  Purchases of investment securities                        (1,160,548)      (500,000)  (1,689,465)    (1,023,007)
  Sales of investment securities                                                         1,001,079      1,307,341        26,541
  Decrease in margin loan                                                                 (129,338)      (179,745)      (28,501)
  Increase in deposits to secure licenses                      (73,069)      (500,750)    (152,500)
                                                           -----------    -----------   ----------    -----------   -----------
                Net cash (used in) provided by investing
                  activities                                (1,723,537)    (1,099,181)  (1,165,697)         1,404      (21,700)
                                                           -----------    -----------   ----------    -----------   -----------
Cash flows from financing activities:
  Issuance of common stock, net of underwriting fee          7,463,450        975,761       20,750
  Registration Costs                                           (19,526)       (23,120)     (59,710)
                                                           -----------    -----------   ----------    -----------   -----------
                Net cash provided by (used in) financing
                  activities                                 7,443,924        952,641      (38,960)
                                                           -----------    -----------   ----------    -----------   -----------

Net increase in cash and cash equivalents                    4,827,125        451,108    1,217,758      1,340,307           775

Cash and cash equivalents at beginning of period             5,383,643      4,932,535    3,714,777      2,374,470     3,714,777

                                                           -----------    -----------   ----------    -----------   -----------
Cash and cash equivalents at end of period                 $10,210,768     $5,383,643   $4,932,535     $3,714,777    $3,715,552
                                                           ===========    ===========   ==========    ===========   ===========

Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                 $850,000       $226,075     $370,000             $0            $0
                                                           ===========    ===========   ==========    ===========   ===========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                     - 14 -

Notes to Consolidated Financial Statements

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Automobile Protection Corporation - APCO was incorporated in the State of Georgia on September 10, 1984. APCO and its wholly-owned subsidiaries (the "Company") are engaged primarily in the marketing and administration of extended vehicle service contracts and extended vehicle warranty programs sold by new and used automobile retailers located throughout the United States. Extended vehicle service contracts augment and enhance upon the basic warranty offered by the automobile manufacturer. The Company markets its contracts nationally under the EasyCare - registered trademark - trade name and also administers vehicle service contracts under a private label program for a major automobile manufacturer. The Company has entered into agreements with insurance companies and certain Underwriters' at Lloyd's of London ("Lloyd's"), whereby the insurers underwrite and insure the obligations to pay for covered mechanical repairs and benefits under all vehicle service contract and warranty programs marketed and administered by the Company.
   The Company's subsidiary, The Aegis Group, Inc., provides a wide range of third party administrative and insurance brokerage services to companies serving the automotive industry.
   The following is a summary of the significant accounting policies followed by the Company:

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Change in Reporting Period
On February 1, 1995, the Company's Board of Directors approved a change in the Company's fiscal year end from August 31 to December 31.

Revenues
Revenues from the sale of extended vehicle service contracts and extended warranty programs are recognized when the service contract or extended warranty sold by the dealer is received and accepted by the Company. Revenues are comprised of the Company's administration fee, underlying insurance premium and tax.

Cash and Cash Equivalents
Cash and cash equivalents include all funds with an original maturity of ninety days or less. Certain funds are considered restricted as they are
held for the benefit of the insurers and to pay claims.   Restricted funds
aggregated $3,468,000, $3,068,000 and $3,384,000  at December 31, 1995,
December 31, 1994 and August 31, 1994, respectively.

Investment Securities
During the four month period ended December 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". The adoption had no effect on retained earnings at the beginning of this period.
   The Company's investments consist of trading securities and held to maturity securities. Trading securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recorded in earnings as incurred. Held to maturity securities are stated at their amortized cost. Gains and losses during the periods encompassed by these financial statements were insignificant. The Company had no significant concentration of credit risk at December 31, 1995.
                                     - 15 -

Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the assets ranging from three to seven years. Maintenance and repair costs are charged to expense as incurred, and major renewals and betterments are capitalized. When property and equipment is retired or sold, the related carrying value and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Premiums and Taxes Payable
Premiums and taxes payable includes premiums due to the insurers or their agents, taxes payable to various states and amounts advanced to the Company by the insurers for payment of claims.

Income Taxes
The Company provides income taxes on income reported for financial statement purposes. Deferred income taxes are recorded for differences in the recognition of various items for financial reporting and income tax purposes. The Company files a consolidated income tax return with its subsidiaries.

Net Income (Loss) per Common Share
Net income (loss) per share has been calculated based on the weighted average number of common shares and common share equivalents outstanding during each period presented.
   The weighted average number of common shares and common share equivalents on a primary basis are 7,531,000, 5,818,451 and 5,168,000 for the twelve months ended December 31, 1995, August 31, 1994 and August 31, 1993, respectively, and 6,875,000 and 5,697,000 for the four months ended December 31, 1994 and December 31, 1993, respectively.
   The weighted average number of common shares and common share equivalents on a fully diluted basis are 7,604,000, 5,945,997 and 5,168,000 for the twelve months ended December 31, 1995, August 31, 1994 and August 31, 1993, respectively, and 6,875,000 and 5,697,000 for the four months ended December 31, 1994 and December 31, 1993, respectively.

Reclassifications
Certain comparative amounts have been reclassified to conform with current year presentation.

NOTE 2 RISKS AND UNCERTAINTIES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as recorded in the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The industry in which the Company operates is highly competitive, with some competitors having significantly greater financial
resources than the Company.     The Company depends on independent sales
representatives and automobile retailers to market its products.  No single
sales source provides in excess of 10% of the Company's revenues.       The
insurance companies, primarily certain Underwriters' at Lloyd's of London, insure the obligations under the vehicle service contracts. The availability of insurance coverage at competitive rates and of insurance funds to make claims payments, including the financial condition of the insurance carriers, are critical to the Company.
                                     - 16 -

NOTE 3 TRADING AND INVESTMENT SECURITIES:
Trading and investment securities are summarized  as follows:

                                                                         December 31,            December 31,
                                                                                1995                     1994
                                                                        -------------            ------------
Trading securities (at fair value):
Municipal bonds                                                         $  3,578,358
U.S. treasuries                                                                                  $    684,501
Certificates of deposit and cash balances                                      4,065                  117,669
                                                                        ------------             ------------
                                                                        $  3,582,423             $    802,170
                                                                        ============             ============
Investment securities held to maturity (at amortized cost):
Municipal bonds (market value: $1,057,007; $ 103,158)                   $  1,055,198             $    104,316
Preferred stocks (market value: $ 500,000; $ 500,000)                        500,000                  500,000
Certificates of deposit                                                      209,666
                                                                        ------------             ------------
                                                                           1,764,864                  604,316

Less: Current investment securities                                          255,576
                                                                        ------------             ------------

Non-Current investment securities                                       $  1,509,288             $    604,316
                                                                        ============             ============

   Marketable securities at August 31, 1994 are stated at the lower of aggregate cost or market (which approximates fair value), which are $1,619,630 and $1,596,982, respectively.  The fair values of the municipal bonds, preferred stock and certificates of deposit are $909,896,  $614,125 and $72,961, respectively, at
August 31, 1994.  The investment securities mature within five years from December 31,
1995.

NOTE 4 PROPERTY AND EQUIPMENT:
Property and equipment is summarized as follows:

                                                        December 31,     December 31,        August 31,
                                                               1995              1994              1994
                                                       ------------      ------------      ------------
Office and computer equipment                          $  1,406,553      $  1,202,271      $  1,160,672
Furniture and fixtures                                      273,435           247,850           247,850
Vehicles                                                    172,194           113,677            56,845
Leasehold improvements                                      412,336           210,800           210,800
                                                       ------------      ------------      ------------
                                                          2,264,518         1,774,598         1,676,167
Less: Accumulated depreciation
and amortization                                         (1,389,800)       (1,086,800)         (987,800)
                                                       ------------      ------------      ------------
                                                       $    874,718      $    687,798      $    688,367
                                                       ============      ============      ============

NOTE 5 DEPOSITS TO SECURE LICENSES:
Certain states require the Company to secure its financial obligations by providing security in the form of pledged securities or bank certificates of deposit. Additionally, one state requires the Company's subsidiary to maintain capitalization of $500,000.
                                     - 17 -

NOTE  6 INCOME TAXES:
The components of the provision for income taxes are as follows:

                                              Four months                  Four months
                                 Year ended         ended    Year ended          ended
                               December 31,  December 31,    August 31,   December 31,
                                       1995          1994          1994           1993
                               ------------   -----------    ----------   ------------
Current:
        Federal                 $ 1,077,174    $  141,000    $  386,990   $     24,052
        State                        94,000         3,000        15,935
                               ------------   -----------    ----------   ------------
                                  1,171,174       144,000       402,925         24,052
                               ------------   -----------    ----------   ------------
Deferred:
        Federal                    (232,174)                     41,088          3,709
        State                       (17,000)                      1,692
                               ------------   -----------    ----------   ------------
                                   (249,174)                     42,780          3,709
                               ------------   -----------    ----------   ------------

Provision for income taxes      $   922,000    $  144,000    $  445,705   $     27,761
                               ============   ===========    ==========   ============

   No income tax provision (benefit) was recorded for the year ended August 31, 1993 due to net operating losses and the utilization of net operating loss carrybacks in the prior year.

   An analysis of the differences between the statutory federal income tax rate of 34% and the effective tax rate is as follows:

                                 Year ended    Year ended    Year ended
                               December 31,    August 31,    August 31,
                                       1995          1994          1993
                               ------------   -----------    ----------
Statutory federal taxes        $    832,178   $   438,754    $  (78,895)
Operating losses generating
 no current tax benefits                                         61,997
State income taxes,
 net of federal tax benefit          50,729        11,634
Amortization of goodwill             16,921        16,921        16,921
Non-taxable income                  (26,318)      (12,117)      (10,455)
Non-deductible expenses              48,490        30,902         5,080
Other                                             (40,389)        5,352
                               ------------   -----------    ----------
                               $    922,000   $   445,705    $       -
                               ============   ===========    ==========

   There are no significant differences between income taxed at the statutory federal tax rate of 34% and the Company's effective tax rate for the four month periods ended December 31, 1994 and 1993.
                                     - 18 -

   The Company recorded a benefit of $67,780 upon adoption of Statement of Financial Accounting Standards No. 109 effective September 1, 1993.

   The components of deferred tax assets and liabilities are as follows:

                               December 31,  December 31,    August 31,
                                       1995          1994          1994
                               ------------   -----------    ----------

Accounts receivable allowances $     27,916   $    39,602    $   40,716
Other asset allowances                              3,016         4,284
Depreciation and amortization        37,648        18,857
Non-deductible accruals             230,940        42,438
                               ------------   -----------    ----------
Deferred tax asset             $    296,504   $   103,913    $   45,000
                               ============   ===========    ==========

Other liabilities              $     22,330   $    78,913    $   20,000
                               ------------   -----------    ----------
Deferred tax liability         $     22,330   $    78,913    $   20,000
                               ============   ===========    ==========

NOTE 7 STOCKHOLDERS' EQUITY:
Warrants Issued in Connection with the Company's Initial Public Offering:
On October 31, 1995, 1,564,844 unexercised warrants, issued in connection with the 1988 initial public offering, expired. In September 1994, all of the underwriter's unit purchase options, also issued in connection with the initial public offering, were exercised. During the twelve months ended December 31, 1995 and four months ended December 31, 1994, the Company received net proceeds of $7,424,950 and $975,761, respectively, from the exercise of 3,853,876 warrants and 75,120 underwriter's unit purchase
options.   The average exercise price per share was $2.06.  At December 31,
1995, no warrants or underwriter's unit purchase options remained.

Non-Plan Options(non-qualified):
The Company's Board of Directors has approved the issuance of non-plan stock options to financial consultants, company spokespersons, independent sales agents and certain senior executive officers. The outstanding options at December 31, 1995 and their terms are summarized as follows:
             Year            Number of       Exercise            Expiration
           of Grant           Options         Prices                  Dates
          ----------        ----------     -----------         -------------

             1990              100,000           $0.85                  1999
             1992              100,000           $1.00                  2000
             1993              200,000           $1.93                  1998
             1994              826,000     $2.00-$3.00           1997 - 2001
             1995              298,000     $2.44-$3.00           1998 - 2000
                            ----------
                             1,524,000
                           ===========
                                     - 19 -

   The 1994 options include 100,000 options granted to two executive officers which vest on December 31, 1996 in proportion to actual net income as a percentage of $3,000,000.
   At August 31, 1994, the Company had granted 1,655,000 non-plan options. During the period September 1, 1994 through December 31, 1994, 590,000 options were granted; 100,000 options expired; and no options were exercised. During the period January 1, 1995 through December 31, 1995, 298,000 options were granted; 469,000 options expired; and 450,000 options were exercised. In connection with the options exercised, the Company issued 315,380 shares in return for the surrender of 450,000 options in a cashless exchange with certain senior executives and a former officer of the Company. In connection with the issuance of certain options, the Company recorded a non-cash stock compensation expense of $54,996 for the twelve months ended December 31, 1995 and $10,000 for the four months ended
December 31, 1994.

1988 Stock Option Plan (qualified):
Under the 1988 Stock Option Plan, the Company has 778,000 shares of common stock for issuance to officers, employees and persons instrumental to the success of the Company. The exercise price of any option granted under the 1988 Stock Option Plan may not be less than the fair market value of the shares subject to the option at the date of grant. The term of each option and the manner in which it may be exercised are to be determined by the Board of Directors. The options are generally subject to vesting schedules which range from 2 years to 4 years and some are also subject to the attainment of specified corporate goals. The 1988 Stock Option Plan was registered in 1994.
   At August 31, 1994, the Company had granted 593,053 options. During the period September 1, 1994 through December 31, 1994, 44,000 options were
granted and none were exercised or expired.   During the period January 1,
1995 through December 31, 1995, 101,813 options were granted; 35,013 options expired; and 12,000 options were exercised at an average price of $1.12 per share. Options to purchase 10,000 shares at a price of $1.00 per share were exercised in the fiscal year ended August 31, 1994.
   The following options to purchase the Company's common shares were outstanding under this plan at December 31, 1995:
          Year          Number       Exercise
            of              of          Price        Expiration
        Grants          Shares          Range              Date
        ------          ------     ----------        ----------

          1991           7,500  $0.88 - $0.94              1996
          1993          17,750  $0.83 - $0.89       1997 - 1998
          1994         564,790  $1.50 - $2.54       1997 - 2001
          1995         101,813  $2.06 - $2.25       1998 - 2003
                       -------
                       691,853
                       =======
Outside Directors' Stock Option Plan (qualified):

Under the Outside Directors' Stock Option Plan, the Company has 275,000 shares of common stock reserved for issuance to directors who are not salaried employees of, or full-time consultants to the Company or its subsidiaries. Each eligible director, as defined, will be granted an option to purchase the maximum number of full shares having an aggregate fair market value on the date of grant equal to $25,000 on an annual basis at an exercise price per share equal to the fair market value of a share of common stock on the date of grant. These options can be exercised at any time for a ten year period from the date of grant. The Outside Directors' Stock Option Plan was registered in 1994.
                                     - 20 -

   At August 31, 1994, the Company had granted 235,033 options.   During the
period September 1, 1994 through December 31, 1994, no options were granted, exercised or expired. During the period January 1, 1995 through December 31, 1995, 24,270 options were granted; and 25,000 options were exercised by a former director at an average price of $1.00 per share.
   The following options to purchase the Company's common shares were outstanding under this plan at December 31, 1995:
          Year          Number       Exercise
            of              of          Price        Expiration
        Grants          Shares          Range              Date
        ------          ------     ----------        ----------

         1988           18,181          $1.38              1998
         1990           25,510          $0.98              2000
         1991           33,490  $1.44 - $1.55              2001
         1992           43,244          $1.16              2002
         1993           57,142          $0.88              2003
         1994           32,466          $2.32              2004
         1995           24,270          $2.06              2005
                      --------
                       234,303
                      ========
NOTE 9 PREFERRED STOCK:
Class C Redeemable Preferred Stock:
The Company issued 300 shares of Class C Redeemable Preferred Stock for $1.00 per share to its principal shareholders in 1988. The holders of the Class C Redeemable Preferred Stock, as a class, shall be entitled to elect a majority of the Board of Directors irrespective of any ownership of the Company's common stock. There are no dividend rights attached to the Class C Redeemable Preferred Stock. In the event of the Company's liquidation, the holders of the Class C Redeemable Preferred Stock will be entitled to $.01 per share. All the Class C Redeemable Preferred Stock is subject to mandatory redemption by the Company at $.01 per share on September 11, 1998.

Class D Preferred Stock:
In 1987, the Board of Directors authorized the issuance of 5,000,000 shares of Class D Preferred Stock, with a $.01 par value. The rights and preferences of the Class D Preferred Stock are determined at the discretion of the Board of Directors. No Class D Preferred Stock is issued or outstanding.

NOTE  10 COMMITMENTS:
The Company leases its office space, certain office equipment and vehicles under non-cancelable operating lease agreements. Future minimum annual rental payments under these leases as of December 31, 1995 are:

                   Year                    Amount
                   ----                 ---------
                   1996                 $ 289,007
                   1997                   291,711
                   1998                   269,542
                   1999                   249,799
                   2000                   249,690
             Thereafter                    68,064
                                       ----------
                                       $1,417,813
                                       ==========
                                     - 21 -

    Rent expense for all operating leases for the twelve months ended December 31, 1995, August 31, 1994 and August 31, 1993 was $314,000, $330,000 and
$258,000, respectively. Rent expense for the four months ended December 31, 1994 and December 31, 1993 was $108,000 and $103,000, respectively.
    In December 1995, the Company entered into a one year sponsorship agreement with Joe Gibbs Racing, Inc., whereby the Company has undertaken to be an associate sponsor of the Joe Gibbs NASCAR and NHRA teams for 1996.
The Company may renew this sponsorship for two additional racing seasons.


NOTE  11 SUBSEQUENT EVENTS:
The Company's Board of Directors authorized the issuance of options to various financial consultants to purchase 250,000 shares of the Company's stock at $3.50 per share. These options expire in February 1997.
   The Company established a Profit Sharing and 401(k) Plan effective January 1, 1996. The Company has elected to voluntarily match a portion of the employee contributions for 1996 in the form of Company stock. Employer matching contributions vest evenly over five years.

AUTOMOBILE PROTECTION CORPORATION - APCO
SCHEDULE I: Marketable Securities - Other Investments
FORM 10-K
DECEMBER 31, 1995


Column A                                 Column B         Column C    Column D        Column E
---------                                --------         --------    --------        --------
Name of issuer and                  Number of shares      Cost of    Market value     Amount at
title of each issue                or units-principal   each issue   of each issue      which
                                   of bonds and notes               at December 31,  carried in the
                                                                         1995         balance sheet
----------------------------------------------------------------------------------------------------
Ford Holdings, Inc.
Series N, Preferred Stock              $  500,000       $  500,000      $ 500,000       $ 500,000

Kentucky State Turnpike Authority
Economic Development, 4.00%                45,000           45,000         45,000          45,000

Illinois State Refunding General
Obligation, 5.25%                         250,000          255,116        255,360         255,116

North Carolina Housing Finance
Agency, 4.30%                              15,000           14,706         14,697          14,706

Port Seattle Revenue Bonds,
Series A, 5.45%                            25,000           25,560         25,605          25,560

Tulsa County General Obligation,
6.70%                                     100,000          104,801        105,235         104,801

Georgia Municipal Electric
Authority Series S, 6.85%                 100,000          106,252        103,666         103,666


Illinois Development Finance
Authority Revenue, 5.20%                   50,000           50,950         51,211          50,950

Wisconsin Health & Education
Revenue, 4.35%                            250,000          249,494        250,493         249,494

Plover, WI General Obligation,
7.00%                                      20,000           21,152         21,295          21,152

West Allis School District
Promissory Notes, 6.80%                   100,000          103,226        102,282         103,226

California Health Facilities
Financing Authority, 6.50%                 55,000           57,250         56,703          57,250

Certificates of Deposit and
cash balances                             233,943          233,943        233,943         233,943

                                     - 23 -

AUTOMOBILE PROTECTION CORPORATION - APCO
SCHEDULE VIII: Valuation and Qualifying Accounts
FORM 10-K


Description                              Balance at   Charged to      Deductions      Balance
                                        beginning of   costs and                     at end of
                                           period       expenses                       period
----------------------------------------------------------------------------------------------
Year ended December 31, 1995:
-----------------------------
Allowance for doubtful
 accounts                                $61,000      $1,367          $17,367         $45,000

Four months ended December 31, 1994:
-----------------------------------
Allowance for doubtful
 accounts                                 58,000       3,000                           61,000

Year ended August 31, 1994:
---------------------------
Allowance for doubtful
 accounts                                125,549       5,728           73,277          58,000

Year ended August 31, 1993:
---------------------------
Allowance for doubtful
 accounts                                 54,746      70,803                          125,549


The Company changed its year end from August 31 to December 31; accordingly the above information is presented for the four month transition period ended
December 31, 1994 and then for the year ended December 31, 1995.


AUTOMOBILE PROTECTION CORPORATION - APCO
SCHEDULE X: Supplementary Income Statement Information
FORM 10-K
DECEMBER 31, 1995


Item                                   Charged to costs and expenses
----                                   -----------------------------
                                          Four months
                            Year ended          ended       Year ended      Year ended
                          December 31,   December 31,       August 31,      August 31,
                                  1995           1994             1994            1993
--------------------------------------------------------------------------------------
Maintenance and repairs   $     13,703   $      2,098       $   20,384      $   39,697

Taxes, other than payroll
 and income                     57,385         19,933           14,412          23,064

Advertising costs              430,539         58,570          224,999         107,431



The Company changed its year end from August 31 to December 31; accordingly the above information is presented for the four month transition period ended
December 31, 1994 and then for the year ended December 31, 1995.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Since inception, the Company has not changed accountants and has had no disagreement on any matter of accounting principles or practices or financial statement disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company and their positions are listed below, followed by a brief description of their business experience during the past five years.

                             Director
Name                   Age     Since    Position
------------------------------------------------------------------------------
Martin J. Blank         49     1984     Chairman of the Board, Chief Operating
                                        Officer, Secretary and Director

Larry I. Dorfman        40     1984     President, Chief Executive Officer and
                                        Director

Anthony R. Levinson     38      -       Chief Financial Officer, Treasurer

Howard C. Miller        69     1989     Director

Mechlin D. Moore        65     1991     Director

Martin J. Blank, a co-founder of the Company, has served as Secretary and Director since its incorporation in September 1984 and as the Chairman of the Board and Chief Operating Officer since April 1988. Mr. Blank is an attorney admitted to the bar in the States of Georgia and California. Mr. Blank's experience prior to co-founding the Company includes the practice of law and representation and financial management for professional athletes.

Larry I. Dorfman, a co-founder of the Company, has served as President and Director since its incorporation in September 1984 and as Chief Executive Officer since April 1988. Prior to co-founding the Company, Mr. Dorfman was Vice President-Sales for Paymaster Checkwriter Company, Inc. in Atlanta with responsibility for the direction and supervision of its sales force.

Anthony R. Levinson has served as Chief Financial Officer and Treasurer of the Company since November 1993. From 1982 to November 1993 Mr. Levinson served as a business consultant and auditor to public companies, private businesses and individuals with the accounting firm, Price Waterhouse, LLP. Mr. Levinson is a Certified Public Accountant in the State of Georgia.

Howard C. Miller has served as Director of the Company since January 1989. Mr. Miller currently serves on the audit committee of the United States Olympic Committee and as a Director of Stone Container Corporation. Mr. Miller's past experience includes President and CEO of Avis, Inc., Vice President of ITT, President and CEO of Canteen Corporation.

Mechlin D. Moore has served as Director of the Company since June 1991. Mr. Moore is an independent consultant in insurance communication and marketing. Mr. Moore's past experience includes President of the Insurance Information Institute and Senior Vice President of United Air Lines, Inc.
                                     - 26 -

      Directors are elected by the stockholders at each annual meeting (or in the case of a vacancy, are appointed by the directors then in office) to serve until the next annual meeting or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten -percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and with the National Association of Securities Dealers, Inc. ("NASD"). Officers, directors and ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
   Based solely on its review of the copies of such forms received by it, the Company believes that since August 31, 1994, all its officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation of the Company's Chief Execu-tive Officer and Chief Operating Officer for the periods indicated.

                                                             Long-term
                                                            Compensation
Name and principal                                            Options-
position                Period                  Salary (1)   No. shares (2)
----------------------------------------------------------------------------
,
Larry I. Dorfman        12 months ended
President and Chief     12/31/95                $249,636
Executive Officer       4 months ended
                        12/31/94                $ 40,288
                        12 months ended
                        8/31/94                 $124,723       200,000
                        12 months ended
                        8/31/93                 $ 85,638


Martin J. Blank         12 months ended
Chairman and Chief      12/31/95                $249,636
Operating Officer       4 months ended
                        12/31/94                $ 40,288
                        12 months ended
                        8/31/94                 $124,723       200,000
                        12 months ended
                        8/31/93                 $ 85,638

-------------

(1) Represents base salary and compensation based upon the number of vehicle service contracts processed each month. See Report on Executive Compensation, Employment Arrangements (Chief Executive Officer and Chief Operating Officer).
                                     - 27 -

(2) On September 10, 1993, the Company's Board of Directors granted each executive 100,000 non-qualified stock options to purchase 100,000 shares of the Company's common stock at $1.93 per share, which is 110% of the market value of one share of the Company's common stock on the date of grant. On June 28, 1994, the Company's Board of Directors granted each executive 100,000 non-qualified stock options to purchase 100,000 shares of the Company's common stock at $2.54 per share, which is 110% of the market value of one share of the Company's common stock on the date of grant. See Insider Participation in Compensation Matters.

Option Grants during past year and transition period

The following table sets forth certain information with respect to stock options granted to executive officers during 1995 by the Company's Board of Directors. No grants were made during the transition period of September 1, 1994 to December 31, 1994. No stock appreciation rights have been granted.


                                                                         Potential Realizable
                                                                           Value at Assumed
                                       % of                                 Annual Rates of
                                   Total Options                              Stock Price
                                     Granted to                             Appreciation for
                          Options   Employees in   Exercise  Expiration        Option Term
Name                      Granted    Fiscal Year    Price       Date        5%           10%
-------------------      --------  --------------  --------  ----------   -------    ------------
Anthony R. Levinson       10,000}       16%         $2.09      5/5/99     $4,600     $  9,600 (1)
                          10,000}                   $2.09      5/5/00     $5,800     $ 12,700 (2)
-------------

(1) The assumed annual rates of appreciation of five and ten percent would result in the price of the Company's common stock increasing to $2.55 and $3.05, respectively, from the price on the date of grant which was $2.09.
(2) The assumed annual rates of appreciation of five and ten percent would result in the price of the Company's common stock increasing to $2.67 and $3.36, respectively, from the price on the date of grant which was $2.09.

Option Exercises during past year and transition period and Year-End Option
Values
                                                               Value of
                                             Number of       Unexercised
                                             Unexercised     In-the Money
                                             Options at      Options at
                                             December 31,    December 31,
                                                1995            1995
                     Acquired    Value      Exercisable/    Exercisable/
                     Exercise   Realized   Unexercisable   Unexercisable
                     --------   --------   -------------   -------------
                       (#)        ($)           (#)(1)           ($)

Larry I. Dorfman     150,000    $211,500   138,000/50,000   $98,260/$13,500
Martin J. Blank      150,000    $211,500   138,000/50,000   $98,260/$13,500
Anthony R. Levinson     -          -        39,000/65,000   $26,330/$42,350

Compensation of Outside Directors

      Directors who are not full time employees of the Company receive, as compensation for their services, $2,000 for each Board of Directors meeting attended. The amount of compensation was changed by the Board of Directors (Mr. Miller and Mr. Moore abstained from the vote) in February 1996 to $4,000 per meeting. Each director is reimbursed for their travel expenses incurred in connection with attendance at meetings of the Board of Directors.
                                     - 28 -

Outside Directors' Stock Option Plan
      The Company has a stock option plan for the benefit of its directors who are not salaried employees of the Company or full time consultants to the Company or its subsidiaries (the "Outside Directors' Plan") pursuant to which 300,000 shares of the Company's common stock have been reserved for issuance upon exercise of such options. The purpose of the Outside Directors' Plan is to advance the interests of the Company by affording eligible directors of the Company the opportunity to acquire an equity interest or increase their equity interest in the Company. The Outside Directors' Plan terminates in May 1998. Each eligible director in office on the effective date of the Outside Directors' Plan and each director elected to a regular term as a director at an annual meeting of stockholders thereafter at which directors are elected, will automatically be granted an option to purchase the maximum number of full shares having an aggregate market value on the date of grant equal to $25,000 at an exercise price per share equal to the fair market value of a share of the Company's common stock on the date of grant. An option may be exercised at any time for a period of 10 years from the date of grant. The number of shares which may be purchased upon exercise of an option is subject to adjust-ment in certain circumstances. Options are not transferable other than by will or the laws of descent and distribution, and in the event of death, an option may be exercised by the optionee's legatee, distributee or personal representative. Options are granted under the Outside Directors' Plan without regard to other forms of compensation eligible directors may receive from the Company. At March 15, 1996, options to purchase 234,303 shares of the Company's common stock, at prices ranging from $0.88 to $2.32 were outstanding under the Outside Directors' Plan. During 1995, a former director exercised an option to purchase 25,000 shares of the Company's stock at an exercise price of $1.00 per share. No options were exercised during the transition period of September 1, 1994 to December 31, 1994.
        The following table shows the number of shares of the Company's common stock covered by options granted under the Outside Directors' Plan to current directors since September 1, 1994, the number of shares of the Company's common stock acquired by current directors since that date through exercise of options and the number of the Company's common shares subject to all outstanding options of current directors at December 31, 1995. Additionally, 10,822 options granted to a former director of the Company, which are exercisable at $2.32 per share and expire in 2004, are also outstanding.

                                     Howard C.       Mechlin D.
                                      Miller           Moore
                                     ---------       ----------
Granted 9/1/94 - 12/31/95:
Number of shares                      12,135           12,135
Average per share option price        $ 2.06           $ 2.06

Exercised 9/1/94 - 12/31/95:
Number of shares                           0                0
Aggregate option price of options
 exercised                                 0                0
Net value realized                         0                0

Unexercised options at 12/31/95:
Number of shares                     134,202           89,279
Average unrealized value per share
 on 12/31/95 (1)                      $ 1.50           $ 1.41
---------------
(1) Calculated as the difference between the market price of one share of the Company's common stock on December 31, 1995 and the average per share option price.
                                     - 29 -

Insider Participation in Compensation Matters

        On March 2, 1994, the Board of Directors established a compensation committee comprised of Messrs. Miller, Moore and Dorfman which is responsible for determining compensation levels for the executive officers of the Company. The Board of Directors follows a policy of linking compensation of executive officers to enhanced shareholder value.
        On December 18, 1995, the Compensation Committee of the Board of Directors (Mr. Dorfman abstained from the vote) voted to modify the vesting schedule for the options granted to Mr. Blank, Mr. Dorfman and Mr. Levinson in 1994, in light of the significant turnaround in the Company's operations
and profitability.   The option price was not changed and was in excess of
the market price of the Company's stock on December 18, 1995. The options for Mr. Blank and Mr. Dorfman were modified such that the option is exercisable up to 50,000 shares on each of December 31, 1995 and 1996 for a period of five years after it becomes exercisable based on the following formula:
(a) options exercisable on or after December 31, 1995 will be equal to the number derived by dividing the actual net income of the Company by $2 million multiplied by 50,000 and (b) options exercisable on or after December 31, 1996 will be equal to the number derived by dividing the actual net income of the Company by $3 million multiplied by 50,000, provided, if the fraction resulting from the net income calculation is one or greater, then only 50,000 shares will be purchasable commencing in each year as stated above. Mr. Levinson's options were modified in the same manner, except that Mr. Levinson has 25,000 options which are exercisable on each of December 31, 1995 and 1996.

Report on Executive Compensation

        The compensation policies of the Company have been developed to link the compensation of the executive officers of the Company with enhanced shareholder value. Through the establishment of short- and long-term incentive plans and the use of base salary and performance bonus combinations, the Company seeks to align the financial interests of its executive officers with those of its shareholders.

Employment Arrangements (Chief Executive Officer and Chief Operating Officer)
        These executives each receive a base salary of $72,000 plus additional compensation based upon the number of vehicle service contracts processed each
month which exceed a prescribed level.   Messrs. Blank and Dorfman are
eligible to participate in other employee benefit plans as generally made available to employees of the Company.

Martin J. Blank  --  Larry I. Dorfman  -- Howard C. Miller  --  Mechlin D.
Moore

1988 Stock Option Plan

        The Company has a stock option plan ("Plan") pursuant to which 800,000 shares of the Company's common stock have been reserved for issuance upon exercise of options designated as "incentive stock options" or "non-qualified options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The purpose of the Plan is to encourage stock ownership by certain officers and employees of the Company, and certain other persons instrumental to the success of the Company, and give them a greater personal interest in the success of the Company. Persons who are directors of the Company are not eligible to receive options under the Plan. The Plan is
                                     - 30 -
administered by the Board of Directors of the Company, or a committee appointed by the Board of Directors, which determines among other things, the persons to be granted options under the Plan, the number of shares subject to
each option and the option price.   The exercise price of any option granted
under the Plan may not be less than the fair market value of the shares subject to the option on the date of grant, provided however, that the exercise price of any incentive option granted to an eligible employee owning more than 10% of the outstanding common stock of the Company may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. The term of each option and the manner in which it may be exercised is determined by the Board of Directors, or a committee appointed by the Board of Directors, provided that no option may be exercised more than 10 years after the date of grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the Company's common stock, not more than 5 years after the date of grant. Incentive options may be granted only to employees. Options may be exercised as provided in the option agreement, but no option granted to an employee may be exercised unless the grantee is a regular employee of the Company, or a subsidiary, and has been in such position for at least one year after the date of grant, except that in the event of death, options may be exercised until the sooner of the expiration date of the option or six months following the death of the optionee. Each option not exercised expires as provided in the option agreement. Options are non-transferable, except in the event of death of the optionee. At March 15, 1996, options to purchase 722,853 shares of the Company's common stock, at prices ranging from $0.83 to $2.54 per share, were
outstanding under the Plan.   Between inception and March 15, 1996, 28,300
options have been exercised at an average exercise price of $1.17 per share.


Performance Graph

     The following graph demonstrates the performance of the cumulative total return to the Company's shareholders during the past five years in comparison to the cumulative total return for the NASDAQ Market Index and the cumulative total return for a group of companies in SIC code 641 - Insurance Agents, Brokers and Service (the "Peer Group").

                         FIVE-YEAR CUMULATIVE TOTAL RETURNS

                      VALUE OF $100 INVESTED ON DECEMBER 31, 1990

                         [ID:  Graphic -- Performance Graph]


                                1990    1991    1992    1993    1994    1995
APCO                            100     128.57  133.32  228.55  342.83  428.54
SIC 641 Code Index              100     116.97  126.95  116.92  118.01  138.22
NASDAQ Market Index             100     128.38  129.64  155.5   163.26  211.77

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


        The following table sets forth certain information regarding the Company's common stock and Class C Redeemable Preferred Stock owned on March 15, 1996 (i) by each person who is known by the Company to own beneficially 5% or more of the Company's outstanding common stock and Class C Redeemable Preferred Stock; (ii) by each of the Company's directors and officers; and
(iii) by all directors and officers as a group.

                                                             Number of
                                                             Shares of
                              Number of                       Class C
                              Shares of      Percent of     Redeemable
                               Common        Ownership       Preferred
                                Stock        of Common         Stock
Name and address            Beneficially       Stock        Beneficially
of Beneficial Owner             Owned       Outstanding        Owned
----------------------------------------------------------------------------
Martin J. Blank               995,168 (1)     10.2%             150
15 Dunwoody Park Dr.
Atlanta, GA 30338

Larry I. Dorfman            1,014,168 (2)     10.4%             150
15 Dunwoody Park Dr.
Atlanta, GA 30338

Anthony R. Levinson
15 Dunwoody Park Dr.
Atlanta, GA 30338              39,000 (3)       *                -

Howard C. Miller              135,202 (4)     1.4%               -
15 Dunwoody Park Dr.
Atlanta, GA 30338

Mechlin D. Moore               90,279 (5)     1.0%               -
15 Dunwoody Park Dr.
Atlanta, GA 30338

J. Morton Davis               511,560 (6)     5.3%               -
44 Wall Street
New York, NY 10005

Directors and officers as   2,273,817 (7)    22.3%              300
a group (5 persons)

* Less than 1%

(1) Includes options to purchase 138,000 shares of the Company's common stock. which are currently exercisable. Excludes options to purchase 50,000 shares which are not currently exercisable and Class C Redeemable Preferred Stock. The Class C Redeemable Preferred Stock gives the holders the right to elect the majority of the Company's Board of Directors until September 11, 1998.
                                     - 32 -

(2) Includes options to purchase 158,000 shares of the Company's common stock, which are currently exercisable. Excludes options to purchase 70,000 shares which are not currently exercisable and Class C Redeemable Preferred Stock. The Class C Redeemable Preferred Stock gives the holders the right to elect the majority of the Company's Board of Directors until September 11, 1998.
(3) Includes options to purchase 39,000 shares of the Company's common stock, which are currently exercisable. Excludes options to purchase 65,000 shares which are not currently exercisable.
(4) Includes options to purchase 134,202 shares of the Company's common stock, all of which are currently exercisable.
(5) Includes options to purchase 89,279 shares of the Company's common stock, all of which are currently exercisable.
(6) Includes securities owned by Mr. J. Morton Davis, D.H. Blair Holdings, Inc. and D.H. Blair Investment Banking Corp., reported as of December 31, 1995.
(7) Includes 1,715,336 issued shares, 558,481 currently exercisable options to purchase shares of the Company's common stock, but excludes 185,000 options which are not currently exercisable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

The following documents are filed as part of this report under Part II Item 8:

Financial Statements and Financial Statement Schedules.

Reference is made to the Index to Financial Statements and Financial Statement Schedules included in Item 8 of Part II hereof, where such documents are listed.

Exhibits as required by Item 601 of Regulation S-K:

Exhibit
Number  Description
------- -----------
3 (a)   Restated Articles of Incorporation
        (incorporated by reference to Exhibit 3.1(a)
        to the Registrant's Registration Statement
        on Form S-1 (file number 33-22279) filed
        with the Commission on June 3, 1988).                 *

3 (b)   Certificate of Amendment to Restated Articles
        of Incorporation (incorporated by reference
        to Exhibit 3.1 to the Registrant's Registration
        Statement on Form S-1 (file number 33-22279)
        filed with the Commission on June 3, 1988).           *

3 (c)   By-Laws (incorporated by reference to
        Exhibit 3.2 to the Registrant's Registration
        Statement on Form S-1 (file number 33-22279)
        filed with the Commission on June 3, 1988).           *

4 (a)   Certificate of Designation, Preferences and
        Rights of Series 1 Class D Preferred Stock
        (incorporated by reference to Registrant's
        Current Report on Form 8-K filed with the
        Commission on December 15, 1988).                     *

4 (b)   Certificate of Designation, Preferences and
        Rights of Series 2 Class D Preferred Stock
        (incorporated by reference to Registrant's
        Current Report on Form 8-K filed with the
        Commission  on March 15, 1989).                       *

10 (a)  1988 Stock Option Plan (incorporated by reference
        to Exhibit 10.1 to the Registrant's Registration
        Statement on Form S-1 (file number 33-22279)
        filed with the Commission on June 3, 1988).           *

PAGE>
10 (b) Outside Directors' Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's
        Registration Statement on Form S-1 (file number
        33-22279) filed with the Commission on June 3, 1988). *


10 (c)  Cover Note Between Byas, Mosley & Co., Ltd. and
        The Aegis Group, Inc. dated June 6, 1991
        (incorporated by reference to Exhibit 10(h) to
        the Registrant's Annual Report on Form 10-K
        for the year ended August 31, 1991 as filed
        with the Commission on December 13, 1991).            *

10 (d)  Lease Agreement between Registrant and
        Dunwoody Shallowford Partners, L.P. dated
        July 27, 1989 (incorporated by reference to
        Exhibit 10(e) to the Registrant's Annual Report
        on Form 10-K filed with the Commission on
        November 30, 1989)                                    *

10 (e)  Consulting Agreement and Option and Registration
        Rights Agreement dated March 29, 1994 between the
        Registrant and Corporate Management Group, Inc.
        (incorporated by reference to Exhibit 10(g) to the
        Registrant's Post Effective Amendment No. 2 to
        Form S-1 (file number 33-22279) filed with the
        Commission on May 17, 1994).                          *

10 (f)  Third Amendment to Lease Agreement between
        Registrant and  Dunwoody Shallowford Partners,
        L.P. dated January 27, 1995

10 (g)  Fourth Amendment to Lease Agreement between
        Registrant and Dunwoody Shallowford Partners,
        L.P. dated May 16, 1995.

10 (h)  Consulting Agreement and Option and Registration
        Rights Agreement dated January 2, 1996 between the Registrant and John R. Clarke.

10 (i)  Consulting Agreement and Option and Registration
        Rights Agreement dated January 2, 1996 between the Registrant and Paul T. Mannion.

10 (j)  Consulting Agreement and Option and Registration
        Rights Agreement dated January 2, 1996 between the Registrant and David Cowherd.

10 (k)  Consulting Agreement and Option and Registration
        Rights Agreement dated January 2, 1996 between the Registrant and Max Morgulis.

10 (l)  Consulting Agreement and Option and Registration
        Rights Agreement dated January 2, 1996 between the Registrant and John Clarke, Paul Mannion, David
        Cowherd, Max Morgulis and Sutherland, Asbill &
        Brennan, as escrow agent.

10 (m)  Consulting Agreement and Option and Registration
        Rights Agreement dated October 6, 1994 between the Registrant and Ronnie Wohl and Ladenburg
        Thalmann & Co., Inc.

10 (n)  Consulting Agreement and Option and Registration
        Rights Agreement dated October 6, 1994 between the Registrant and Marshall Leeds.

10 (o)  Consulting Agreement and Option and Registration
        Rights Agreement dated October 6, 1994 between the Registrant and Leonard J. Sokolow.

10 (p) Option Agreement dated October 10, 1995 between the Registrant and Joe Gibbs.

10 (q) Option Agreement dated December 18, 1995 between the Registrant and Bobby Labonte.

10 (r) Option Agreement dated November 30, 1995 between the Registrant and Cruz Pedregon.

10 (s) Option Agreement dated November 30, 1995 between the Registrant and Cory McClenathan.

10 (t) Warrant Agreement dated September 1, 1994 between the Registrant and Bix Brown.

10 (u) Warrant Agreement dated September 1, 1994 between the Registrant and Frank Shoop.

10 (v) Warrant Agreement dated September 1, 1994 between the Registrant and Josephine Shoop.

10 (w)  Option Agreement dated August 31, 1995 between the
        Registrant and Mark Wachs.

10 (x)  Option Agreement dated February 1, 1996 between the
        Registrant and Mark Wachs.

10 (y)  Option Agreement dated August 31, 1995 between the
        Registrant and John Jameson.

10 (z)  Option Agreement dated August 31, 1995 between the
        Registrant and The Providence Group.

10 (aa) Option Agreement dated August 31, 1995 between the
        Registrant and The Dealer Group.

10 (bb) Option Agreement dated August 31, 1995 between the
        Registrant and Automotive Development Group.
        167 - 170

10 (cc) Option Agreement dated August 31, 1995 between the
        Registrant and Rodger Anderson.

10 (dd) Option Agreement dated August 31, 1995 between the
        Registrant and Cartel Marketing.

10 (ee) Option Agreement dated August 31, 1995 between the
        Registrant and Joe Kuboff.

10 (ff) Option Agreement dated August 31, 1995 between the
        Registrant and Frank Follari.

10 (gg) Option Agreement dated August 31, 1995 between the
        Registrant and David Golden.

10 (hh) Option Agreement dated August 31, 1995 between the
        Registrant and Jerry Henley.

10 (ii) Option Agreement dated August 31, 1995 between the
        Registrant and Jack Atkin.

10 (jj) Option Agreement dated August 31, 1995 between the
        Registrant and Charles Mann.

10 (kk) Option Agreement dated August 31, 1995 between the
        Registrant and TASA.

11 Statement re computation of per share earnings for the year ended December 31, 1995, four months ended
        December 31, 1994 and fiscal years ended
        August 31, 1994 and 1993

22      Subsidiaries of the Registrant:
        Name Of                                        State of
        Subsidiary                                   Incorporation
        ----------                                   -------------
        APCO Finance and Insurance Systems, Inc.        Georgia
        Aftermarket Profit Plus, Inc.                   Georgia
        W.I.N. Systems, Inc.                            Georgia
        The Aegis Group, Inc.                           Georgia
        Automobile Protection Corporation - APCO        Florida

23      Consent of Independent Accountants (Price Waterhouse)

27      Financial Data Schedule


* Incorporated by reference to the referenced document previously filed by the registrant with the Commission.

Reports on Form 8-K

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Automobile Protection Corporation - APCO has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

AUTOMOBILE PROTECTION CORPORATION - APCO



/s/ Larry Dorfman
------------------------------------------------------------------------------
By:  Larry I. Dorfman                              Date: March 27, 1996
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Larry Dorfman
------------------------------------------------------------------------------
Larry I. Dorfman                                   Date: March 27, 1996
President (Principal Executive Officer)
and Director



/s/ Martin Blank
------------------------------------------------------------------------------
Martin J. Blank                                    Date: March 27, 1996
Chairman of the Board, Secretary
(Principal Operating Officer) and Director



/s/ Anthony Levinson
------------------------------------------------------------------------------
Anthony R. Levinson                                Date: March 27, 1996
Chief Financial Officer (Principal
Accounting and Financial Officer)



/s/ Howard Miller
------------------------------------------------------------------------------
Howard C. Miller                                   Date: March 27, 1996
Director



/s/ Mechlin Moore
------------------------------------------------------------------------------
Mechlin D. Moore                                   Date: March 27, 1996
Director

EXHIBITS
TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 1995

EXHIBIT No.
-----------
10 (f)  Third Amendment to Lease Agreement between
        Registrant and  Dunwoody Shallowford Partners,
        L.P. dated January 27, 1995

10 (g)  Fourth Amendment to Lease Agreement between
        Registrant and Dunwoody Shallowford Partners,
        L.P. dated May 16, 1995.

10 (h)  Consulting Agreement and Option and Registration
        Rights Agreement        dated January 2, 1996  between
        the Registrant and John R. Clarke.

10 (i)  Consulting Agreement and Option and Registration
        Rights Agreement dated January 2, 1996 between the Registrant and Paul T. Mannion.

10 (j)  Consulting Agreement and Option and Registration
        Rights Agreement dated January 2, 1996 between the Registrant and David Cowherd.

10 (k)  Consulting Agreement and Option and Registration
        Rights Agreement dated January 2, 1996 between the Registrant and Max Morgulis.

10 (l)  Consulting Agreement and Option and Registration
        Rights Agreement dated January 2, 1996 between the Registrant and John Clarke, Paul Mannion, David
        Cowherd, Max Morgulis and Sutherland, Asbill &
        Brennan, as escrow agent.

10 (m)  Consulting Agreement and Option and Registration
        Rights Agreement dated October 6, 1994 between the Registrant and Ronnie Wohl and Ladenburg
        Thalmann & Co., Inc.

10 (n)  Consulting Agreement and Option and Registration
        Rights Agreement dated October 6, 1994 between the Registrant and Marshall Leeds.

10 (o)  Consulting Agreement and Option and Registration
        Rights Agreement dated October 6, 1994 between the Registrant and Leonard J. Sokolow.

10 (p) Option Agreement dated October 10, 1995 between the Registrant and Joe Gibbs.

EXHIBIT No.
-----------
10 (q) Option Agreement dated December 18, 1995 between the Registrant and Bobby Labonte.

10 (r) Option Agreement dated November 30, 1995 between the Registrant and Cruz Pedregon.

10 (s) Option Agreement dated November 30, 1995 between the Registrant and Cory McClenathan.

10 (t) Warrant Agreement dated September 1, 1994 between the Registrant and Bix Brown.

10 (u) Warrant Agreement dated September 1, 1994 between the Registrant and Frank Shoop.

10 (v) Warrant Agreement dated September 1, 1994 between the Registrant and Josephine Shoop.

10 (w)  Option Agreement dated August 31, 1995 between the
        Registrant and Mark Wachs.

10 (x)  Option Agreement dated February 1, 1996 between the
        Registrant and Mark Wachs.

10 (y)  Option Agreement dated August 31, 1995 between the
        Registrant and John Jameson.

10 (z)  Option Agreement dated August 31, 1995 between the
        Registrant and The Providence Group.

10 (aa) Option Agreement dated August 31, 1995 between the
        Registrant and The Dealer Group.

10 (bb) Option Agreement dated August 31, 1995 between the
        Registrant and Automotive Development Group.

10 (cc) Option Agreement dated August 31, 1995 between the
        Registrant and Rodger Anderson.

10 (dd) Option Agreement dated August 31, 1995 between the
        Registrant and Cartel Marketing.

10 (ee) Option Agreement dated August 31, 1995 between the
        Registrant and Joe Kuboff.

10 (ff) Option Agreement dated August 31, 1995 between the
        Registrant and Frank Follari.

10 (gg) Option Agreement dated August 31, 1995 between the
        Registrant and David Golden.

EXHIBIT No.

10 (hh) Option Agreement dated August 31, 1995 between the
        Registrant and Jerry Henley.

10 (ii) Option Agreement dated August 31, 1995 between the
        Registrant and Jack Atkin.

10 (jj) Option Agreement dated August 31, 1995 between the
        Registrant and Charles Mann.

10 (kk) Option Agreement dated August 31, 1995 between the
        Registrant and TASA.

11      Statement re computation of per share earnings for the
        year ended December 31, 1995, four months ended
        December 31, 1994 and   fiscal years ended
        August 31, 1994 and 1993

23      Consent of Independent Accountants (Price Waterhouse)

27      Financial Data Schedule