Form 10-Q
period 1996-03-31
AUTOMOBILE PROTECTION CORP APCO
filed 1996-05-14
CIK 833441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the quarterly period ended       March 31, 1996
                                        --------------
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from            to

Commission file number           0-17231
                       --------------------------------------------------------

                    AUTOMOBILE PROTECTION CORPORATION - APCO
             (Exact name of registrant as specified in its charter)

          Georgia                                           58-1582432
- --------------------------------------------------------------------------------
   (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

   15 Dunwoody Park Drive, Suite 100
          Atlanta, Georgia                                     30338
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

                                 (770) 394-7070
                                 --------------
               Registrant's telephone number, including area code

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                  Outstanding at May 10, 1996
- ------------------------------------                ---------------------------
Common stock, $.001 par value per share                      9,688,313

                                Exhibits - None.
                Total number of pages, including cover page - 9.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                                      INDEX

                                                                        Page
Part I. Financial Information

Item 1. Financial Statements.

   Consolidated Balance Sheet at March 31, 1996 and
   December 31, 1995...................................................... 3

   Consolidated Statement of Income for the Three
   Month Period Ended March 31, 1996 and 1995............................. 4

   Consolidated Statement of Cash Flows for the Three
   Month Period Ended March 31, 1996 and 1995 ............................ 5

   Notes to Consolidated Financial Statements ............................ 6

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations.................................... 7

Part II. Other Information

Item 6. Exhibits and Reports on Form 8.................................... 8

                          AUTOMOBILE PROTECTION CORPORATION - APCO
                                 CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED)

                                                          March 31, 1996  * December 31, 1995
                                                         ---------------- -------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                   $9,940,642         $10,210,768
  Trading securities, at fair value                            4,196,712           3,582,423
  Investment securities held to maturity                       1,233,644             255,576
  Accounts receivable, net of provision for doubtful
   accounts of $36,000 and $36,000                             1,351,622           1,212,000
  Notes receivable, net of provision for doubtful
   accounts of $13,650 and $9,000                                708,959             421,882
  Officer and employee receivables                               192,278             133,072
  Prepaid expenses                                               444,680             220,177
  Deferred tax asset                                             110,643             110,643
                                                         ---------------- -------------------
          Total current assets                                18,179,180          16,146,541
Property and equipment, net of accumulated
  depreciation of $1,472,300 and $1,389,800                    1,058,632             874,718
Investment securities held to maturity                         1,238,491           1,509,288
Deposits to secure licenses                                      728,911             726,319
Deferred tax asset                                               185,861             185,861
Other assets                                                     132,940             149,734
                                                         ---------------- -------------------
                                                             $21,524,015         $19,592,461
                                                         ================ ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable                            $4,441,175          $3,467,947
  Accounts payable                                             1,134,452             886,155
  Accrued liabilities                                            756,034             470,723
  Current income taxes payable                                   126,662              51,000
                                                         ---------------- -------------------
          Total current liabilities                            6,458,323           4,875,825
Deferred income taxes                                             22,330              22,330
Redeemable preferred stock                                           300                 300
                                                         ---------------- -------------------
                                                               6,480,953           4,898,455
                                                         ---------------- -------------------
Shareholders' equity:
  Common stock; $.001 par value, 40,000,000
    authorized, 9,687,238 and 9,614,616
    issued and outstanding                                         9,687               9,614
  Additional paid-in capital                                  12,211,179          12,102,172
  Retained earnings                                            2,822,196           2,582,220
                                                         ---------------- -------------------
          Total shareholders' equity                          15,043,062          14,694,006
                                                         ---------------- -------------------
                                                             $21,524,015         $19,592,461
                                                         ================ ===================
 * From audited financial statements contained in Registrant's Annual Report on Form 10-K for the twelve months ended 12/31/95

  The accompanying notes are an integral part of these consolidated financial statements.

                       AUTOMOBILE PROTECTION CORPORATION - APCO
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)

                                                         Three Months     Three Months
                                                                Ended            Ended
                                                            March 31,        March 31,
                                                                 1996             1995
                                                        --------------   --------------
Revenues                                                  $14,352,288       $9,201,519
Cost of sales                                              11,280,529        7,420,050
                                                        --------------   --------------
                                                            3,071,759        1,781,469
                                                        --------------   --------------

Expenses:
  Compensation, selling and administrative                  2,739,551        1,598,777
  Depreciation and amortization                                99,294           85,941
  Interest, dividend and other income                        (165,062)         (82,562)
                                                        --------------   --------------
                                                            2,673,783        1,602,156
                                                        --------------   --------------

Income before provision for income taxes                      397,976          179,313
Provision for income taxes                                    158,000           70,500
                                                        --------------   --------------
Net income                                                   $239,976         $108,813
                                                        ==============   ==============




Net income per share                                            $0.02            $0.02
                                                        ==============   ==============


Number of shares used in computing
 net income per share                                      10,730,000        6,894,000




                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                        AUTOMOBILE PROTECTION CORPORATION - APCO
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                                       Three Months    Three Months
                                                              Ended           Ended
                                                     March 31, 1996  March 31, 1995
                                                     --------------  --------------
Cash flows from operating activities:
  Net income                                           $    239,976   $    108,813
                                                       ------------   ------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                            99,294         85,941
    Provision for doubtful accounts                           4,650
    Tax benefit from stock option exercise                                  10,000
    Stock compensation expense                               24,600         10,000
 Change in operating assets and liabilities:
   Increase in accounts receivable                         (139,622)      (139,337)
   Increase in officer and employee receivables             (59,206)       (22,148)
   Increase in notes receivable                            (291,727)      (104,708)
   (Increase) decrease in prepaid expenses and other
    assets                                                 (224,503)        54,371
   Increase in premiums, fees and taxes payable             973,228        412,846
   Increase in accounts payable                             248,297        228,432
   Increase in accrued liabilities                          285,311         15,182
   Increase in income taxes payable                          75,662         25,150
   Purchases of trading securities                       (2,154,947)      (813,070)
   Sales of trading securities                            1,563,715      1,338,738
                                                       ------------   ------------
      Total adjustments                                     404,752      1,101,397
                                                       ------------   ------------
           Net cash provided by operating activities        644,728      1,210,210
                                                       ------------   ------------
Cash flows from investing activities:
  Purchases of property and equipment                      (277,413)       (85,185)
  Sales of property and equipment                            10,999
  Purchases of investment securities                     (1,230,328)      (200,000)
  Sales of investment securities                            500,000
  Increase in deposits to secure licenses                    (2,592)      (210,247)
                                                       ------------   ------------
            Net cash used in investing activities          (999,334)      (495,432)
                                                       ------------   ------------
Cash flows from financing activities:
  Issuance of common stock, net of underwriting fee          84,480         25,000
  Registration costs                                                       (12,959)
                                                       ------------   ------------
            Net cash provided by financing activities        84,480         12,041
                                                       ------------   ------------
Net increase in cash and cash equivalents                  (270,126)       726,819
Cash and cash equivalents at beginning of period         10,210,768      4,501,527
                                                       ------------   ------------
Cash and cash equivalents at end of period             $  9,940,642   $  5,228,346
                                                       ============   ============
Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes          $     80,000   $     25,000
                                                       ============   ============
The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)
                                   -----------

1. BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. The accompanying consolidated financial statements include the accounts of Automobile Protection Corporation - APCO and its wholly-owned subsidiaries (the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the twelve months ended December 31, 1995.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
- ---------------------------
The accompanying  consolidated  financial statements include the accounts of the
Company  and  its  wholly-owned   subsidiaries.   All  significant  intercompany
transactions and balances have been eliminated in consolidation.

Revenues
- --------
Revenues from the sale of extended vehicle service contracts and extended warranty programs are recognized when the service contract or extended warranty sold by the dealer is received and accepted by the Company. Revenues are comprised of the Company's administration fee, underlying insurance premium and tax.

Cash and Cash Equivalents
- -------------------------
Cash and cash equivalents include all funds with an original maturity of ninety days or less.

Investment Securities
- ---------------------
The Company's investments at March 31, 1996 are comprised of trading securities and of held-to-maturity securities. Trading securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recognized in earnings as incurred. The Company had no significant unrealized gains or losses on trading securities during the three months ended March 31, 1996. Held-to- maturity securities are stated at their amortized cost. Market value of the Company's held-to-maturity securities at March 31, 1996 is $2,471,122. The Company had no significant concentration of credit risk at March 31, 1996.

Property and Equipment
- ----------------------
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the assets ranging from three to seven years. Maintenance and repair costs are charged to expense as incurred, and major renewals and betterments are capitalized. When property and equipment is retired or sold, the related carrying value and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Premiums and Taxes Payable
- --------------------------
Premiums and taxes payable includes premiums due to the insurers or their agents, taxes payable to various states and amounts advanced to the Company by the insurers for payment of claims.

Income Taxes
- ------------
The Company provides income taxes on income reported for financial statement purposes. Deferred income taxes are recorded for differences in the recognition of various items for financial reporting and income tax purposes. The Company files a consolidated income tax return with its subsidiaries.

Net Income per Common Share
- ---------------------------
Net income per share has been calculated based on the weighted average number of common shares and common share equivalents outstanding during each period presented.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
- -------------------------------------------------------------------------------
Operations
- ------------
The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the three months ended March 31, 1996. The discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein and the Company's Annual Report on Form 10-K for the twelve months ended December 31, 1995.

Liquidity and Capital Resources
- -------------------------------
The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the next twenty four months. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. At March 31, 1996, the Company had working capital of $11,720,857 and non-current investment securities of $1,238,491.

Results of Operations
- ---------------------

THREE MONTHS ENDED MARCH 31, 1996 ("1996") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995 ("1995").

Revenues for 1996 increased by 56% or $5,150,769 to $14,352,288 over 1995. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues for 1996. EasyCare revenues increased due to the introduction of additional Dealers to EasyCare by the Company's independent sales representatives and from the contract with American Honda Finance Corporation.
   The Company's gross margin increased to 21% of revenues in 1996 from 19% of revenues in 1995. The increase is primarily attributable to revenues collected under the motorsports sponsorship program. The change in the mix of new and used, makes and models of vehicles also impacts the gross margin.
   Compensation, selling and administrative expenses for 1996 increased by 71% or $1,140,774 to $2,739,551 over 1995. The increase for 1996 is primarily attributable to compensation, professional fees and advertising costs, including motorsports sponsorship programs.
   Interest, dividend and other income for 1996 increased by 100% or $82,500 to $165,062 over 1995. The increase is due to the larger cash and investment securities balances on hand from the exercise of the Company's Class A and Class B warrants in the fourth quarter of 1995, net income from operations and higher cash floats resulting from the increased volume of business.
    The Company recorded a provision for income taxes in 1996 of $158,000 as compared to $70,500 for 1995. The increase is mostly related to higher pretax income.

                              II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        Exhibit 27 - Financial Data Schedule *

   (b)  Reports on Form 8-K:                None

        * Electronic filing only

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AUTOMOBILE PROTECTION CORPORATION - APCO

/s/ Martin J. Blank                                     May 14, 1996
- -----------------------------------                   ------------------
Martin J. Blank                                             Date
Secretary (Duly Authorized Officer)



/s/ Anthony R. Levinson                                 May 14, 1996
- -----------------------------------                   ------------------
Anthony R. Levinson                                         Date
Chief Financial Officer (Principal
Financial and Accounting Officer,
Duly Authorized Officer)