Form 10-Q
period 1996-06-30
AUTOMOBILE PROTECTION CORP APCO
filed 1996-08-07
CIK 833441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the quarterly period ended       JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from            to

Commission file number                    0-17231
                      ---------------------------------------------------------

                    AUTOMOBILE PROTECTION CORPORATION - APCO
             (Exact name of registrant as specified in its charter)

            Georgia                                           58-1582432
- --------------------------------------------------------------------------------
   (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                      Identification No.)

   15 Dunwoody Park Drive, Suite 100
            Atlanta, Georgia                                    30338
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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                             OUTSTANDING AT JULY 31, 1996
- --------------------------------------------      ----------------------------
Common stock, $.001 par value per share                   10,166,313

                                Exhibits - None.
                Total number of pages, including cover page - 11.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                                      INDEX

                                                                         Page
Part I. Financial Information

Item 1. Financial Statements.

   Consolidated Balance Sheet at June 30, 1996 and
   December 31, 1995........................................................ 3

   Consolidated Statement of Income for the Three
   Month Period Ended June 30, 1996 and 1995................................ 4

   Consolidated Statement of Income for the Six
   Month Period Ended June 30, 1996 and 1995................................ 5

   Consolidated Statement of Cash Flows for the Six
   Month Period Ended June 30, 1996 and 1995 ............................... 6

   Notes to Consolidated Financial Statements .............................. 7

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations...................................... 8

Part II. Other Information

Item 6. Exhibits and Reports on Form 8..................................... 10

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                        JUNE 30,  * DECEMBER 31,
                                                          1996          1995
                                                       -----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents                            $17,007,035   $10,210,768
  Trading securities, at fair value                      4,824,308     3,582,423
  Investment securities held to maturity                 1,456,370       255,576
  Accounts receivable, net of provision for doubtful
   accounts of $40,000 and $36,000                       1,917,857     1,212,000
  Notes receivable, net of provision for doubtful
   accounts of $13,650 and $9,000                          586,672       421,882
  Officer and employee receivables                         126,222       133,072
  Prepaid expenses                                         444,511       220,177
  Deferred tax asset                                        52,048       110,643
                                                       -----------   -----------
          Total current assets                          26,415,023    16,146,541
Property and equipment, net of accumulated
  depreciation of $1,559,800 and $1,389,800              1,097,069       874,718
Investment securities held to maturity                   1,208,075     1,509,288
Deposits to secure licenses                                732,631       726,319
Deferred tax asset                                          50,428       185,861
Other assets                                               113,441       149,734
                                                       ===========   ===========
                                                       $29,616,667   $19,592,461
                                                       ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable                     $10,572,203   $ 3,467,947
  Accounts payable                                       1,276,966       886,155
  Accrued liabilities                                      959,748       470,723
  Current income taxes payable                              10,163        51,000
                                                       -----------   -----------
          Total current liabilities                     12,819,080     4,875,825
Deferred income taxes                                       14,801        22,330
Redeemable preferred stock                                     300           300
                                                       -----------   -----------
                                                        12,834,181     4,898,455
                                                       -----------   -----------
Shareholders' equity:
  Common stock; $.001 par value, 40,000,000
    authorized, 10,116,313 and 9,614,616
    issued and outstanding                                  10,116         9,614
  Additional paid-in capital                            13,224,306    12,102,172
  Retained earnings                                      3,548,064     2,582,220
                                                       -----------   -----------
          Total shareholders' equity                    16,782,486    14,694,006
                                                       -----------   -----------
                                                       $29,616,667   $19,592,461
                                                       ===========   ===========

* From audited financial statements contained in Registrant's Annual Report on Form 10-K for the twelve months ended 12/31/95

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                        3

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS     THREE MONTHS
                                                  ------------     ------------
                                                         ENDED            ENDED
                                                         -----            -----
                                                      JUNE 30,         JUNE 30,
                                                      --------         --------
                                                          1996             1995
                                                          ----             ----

Revenues                                          $ 17,726,638     $ 13,443,408
Cost of sales                                       13,907,682       10,906,147
                                                  ------------     ------------
                                                     3,818,956        2,537,261
                                                  ------------     ------------

Expenses:
  Compensation, selling and administrative           2,708,803        1,848,552
  Depreciation and amortization                        107,000           85,941
  Interest, dividend and other income                 (167,715)        (105,993)
                                                  ------------     ------------
                                                     2,648,088        1,828,500
                                                  ------------     ------------

Income before provision for income taxes             1,170,868          708,671
Provision for income taxes                             445,000          279,014
                                                  ============     ============
Net income                                        $    725,868     $    429,747
                                                  ============     ============




Net income per share                              $       0.07     $       0.06
                                                  ============     ============


Number of shares used in computing
 net income per share                               10,983,000        6,909,000








              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                        4

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                    SIX MONTHS       SIX MONTHS
                                                    ----------       ----------
                                                         ENDED            ENDED
                                                         -----            -----
                                                      JUNE 30,         JUNE 30,
                                                      --------         --------
                                                          1996             1995
                                                          ----             ----

Revenues                                          $ 32,078,926     $ 22,644,927
Cost of sales                                       25,188,211       18,326,197
                                                  ------------     ------------
                                                     6,890,715        4,318,730
                                                  ------------     ------------

Expenses:
  Compensation, selling and administrative           5,448,354        3,447,329
  Depreciation and amortization                        206,294          171,882
  Interest, dividend and other income                 (332,777)        (188,555)
                                                  ------------     ------------
                                                     5,321,871        3,430,656
                                                  ------------     ------------

Income before provision for income taxes             1,568,844          888,074
Provision for income taxes                             603,000          349,514
                                                  ============     ============
Net income                                        $    965,844     $    538,560
                                                  ============     ============




Net income per share                              $       0.09     $       0.08
                                                  ============     ============


Number of shares used in computing
 net income per share                               10,884,000        6,901,000










              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                        5

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               SIX MONTHS      SIX MONTHS
                                                                    ENDED           ENDED
                                                            JUNE 30, 1996   JUNE 30, 1995
                                                            -------------   -------------
Cash flows from operating activities:
  Net income                                                 $    965,844    $    538,560
                                                             ------------    ------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                 206,294         171,882
    Deferred income taxes                                         186,499         (50,000)
    Provision for doubtful accounts                                 8,650          10,000
    Tax benefit from stock option exercise                                        125,000
    Stock compensation expense                                     49,200          20,000
 Change in operating assets and liabilities:
   Increase in accounts receivable                               (709,857)       (225,655)
   Decrease (increase) in officer and employee receivables          6,850         (68,117)
   Increase in notes receivable                                  (169,440)       (133,368)
   Decrease in income tax refund receivable                                        57,000
   Increase in prepaid expenses and other assets                 (224,334)        (22,338)
   Increase in premiums, fees and taxes payable                 7,104,256       1,902,713
   Increase in accounts payable                                   390,811         517,017
   Increase in accrued liabilities                                489,025         190,711
   (Decrease) increase in income taxes payable                    (40,837)         94,828
   Purchases of trading securities                             (4,389,078)     (1,307,957)
   Sales of trading securities                                  3,147,193       1,338,738
                                                             ------------    ------------
          Total adjustments                                     6,055,232       2,620,454
                                                             ------------    ------------
                Net cash provided by operating activities       7,021,076       3,159,014
                                                             ------------    ------------
Cash flows from investing activities:
  Purchases of property and equipment                            (403,351)       (129,640)
  Sales of property and equipment                                  10,999
  Purchases of investment securities                           (1,444,581)       (200,000)
  Sales of investment securities                                  545,000
  Increase in deposits to secure licenses                          (6,312)        (59,553)
                                                             ------------    ------------
                Net cash used in investing activities          (1,298,245)       (389,193)
                                                             ------------    ------------
Cash flows from financing activities:
  Issuance of common stock, net of underwriting fee             1,073,436          92,500
  Registration costs                                                              (17,809)
                                                             ------------    ------------
                Net cash provided by financing activities       1,073,436          74,691
                                                             ------------    ------------
Net increase in cash and cash equivalents                       6,796,267       2,844,512
Cash and cash equivalents at beginning of period               10,210,768       4,501,527
                                                             ============    ============
Cash and cash equivalents at end of period                   $ 17,007,035    $  7,346,039
                                                             ============    ============
Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                $    375,000    $    170,000
                                                             ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.
                                        6

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

Investment Securities
- ---------------------
The Company's investments at June 30, 1996 are comprised of trading securities and of held-to-maturity securities. Trading securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recognized in earnings as incurred. The Company had no significant unrealized gains or losses on trading securities during the three and six months ended June 30, 1996. Held-to- maturity securities are stated at their amortized cost. Market value of the Company's held-to-maturity securities at June 30, 1996 is $2,648,267. The Company had no significant concentration of credit risk at June 30, 1996.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the three and six months ended June 30, 1996. The discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein and the Company's Annual Report on Form 10-K for the twelve months ended December 31, 1995.

Liquidity and Capital Resources
- -------------------------------

The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the next twenty four months. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. At June 30, 1996, the Company had working capital of $13,595,943 and non-current investment securities of $1,208,075.

Results of Operations
- ---------------------

THREE MONTHS ENDED JUNE 30, 1996 ("1996") COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995 ("1995").

Revenues for 1996 increased by 32% or $4,283,230 to $17,726,638 over 1995. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues for 1996. EasyCare revenues increased due to the introduction of additional Dealers to EasyCare by the Company's independent sales representatives, from the exclusive agreement with Car Choice and from the contract with American Honda Finance Corporation. These increases offset the reduced production from our former sales representative in Louisiana.
   The Company's gross margin increased to 21.5% of revenues in 1996 from 18.9% of revenues in 1995. The increase is primarily attributable to revenues collected under the motorsports sponsorship program. The change in the mix of new and used, makes and models of vehicles also impacts the gross margin.
   Compensation, selling and administrative expenses for 1996 increased by 47% or $860,251 to $2,708,803 over 1995. The increase for 1996 is primarily attributable to compensation, printing and advertising costs, including motorsports sponsorship programs.
   Interest, dividend and other income for 1996 increased by 58% or $61,722 to $167,715 over 1995. The increase is due to the larger cash and investment securities balances on hand from the exercise of the Company's Class A and Class B warrants in the fourth quarter of 1995, net income from operations and higher cash floats resulting from the increased volume of business.
   The Company recorded a provision for income taxes in 1996 of $445,000 as compared to $279,014 for 1995. The increase is mostly related to higher pretax income.

SIX MONTHS ENDED JUNE 30, 1996 ("1996") COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995 ("1995").

Revenues for 1996 increased by 42% or $9,433,999 to $32,078,926 over 1995. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues for 1996. EasyCare revenues increased due to the introduction of additional Dealers to EasyCare by the Company's independent sales representatives, from the exclusive agreement with Car Choice and from the contract with American Honda Finance Corporation. These increases offset the reduced production from our former sales representative in Louisiana.
   The Company's gross margin increased to 21.5% of revenues in 1996 from 19.1% of revenues in 1995. The increase is primarily attributable to revenues collected under the motorsports sponsorship program. The change in the mix of new and used, makes and models of vehicles also impacts the gross margin.
   Compensation, selling and administrative expenses for 1996 increased by 58% or $2,001,025 to $5,448,354 over 1995. The increase for 1996 is primarily attributable to compensation, professional fees and advertising costs, including motorsports sponsorship programs.
   Interest, dividend and other income for 1996 increased by 76% or $144,222 to $332,777 over 1995. The increase is due to the larger cash and investment securities balances on hand from the exercise of the Company's Class A and Class B warrants in the fourth quarter of 1995, net income from operations and higher cash floats resulting from the increased volume of business.
   The Company recorded a provision for income taxes in 1996 of $603,000 as compared to $349,514 for 1995. The increase is mostly related to higher pretax income .

                              II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- ----------------------------------------

   (a)  Exhibits:                                    None

   (b)  Reports on Form 8-K:                         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AUTOMOBILE PROTECTION CORPORATION - APCO

/s/ Martin J. Blank                                      August 6, 1996
- -----------------------------------                     ------------------
Martin J. Blank                                               Date
Secretary (Duly Authorized Officer)



/s/ Anthony R. Levinson                                  August 6, 1996
- -----------------------------------                     ------------------
Anthony R. Levinson                                            Date
Chief Financial Officer (Principal
Financial and Accounting Officer,
Duly Authorized Officer)