Form 10-Q
period 1996-09-30
AUTOMOBILE PROTECTION CORP APCO
filed 1996-11-04
CIK 833441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the quarterly period ended       September 30, 1996
                                      -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from __________  to ____________

Commission file number                   0-17231
                      --------------------------------------------------

                    AUTOMOBILE PROTECTION CORPORATION - APCO
             (Exact name of registrant as specified in its charter)

              Georgia                                  58-1582432
--------------------------------------------------------------------------------
  (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

     15 Dunwoody Park Drive, Suite 100
            Atlanta, Georgia                             30338
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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at October 31, 1996
---------------------------------------    -------------------------------
Common stock, $.001 par value per share               10,527,603

     Exhibits - Exhibit 27 Financial Data Schedule (Electronic filing only)

                Total number of pages, including cover page - 12
 .

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                                      INDEX

                                                                            Page
Part I. Financial Information

Item 1. Financial Statements.

  Consolidated Balance Sheet at September 30, 1996 and
  December 31, 1995......................................................... 3

  Consolidated Statement of Income for the Three
  Month Period Ended September 30, 1996 and 1995............................ 4

  Consolidated Statement of Income for the Nine
  Month Period Ended September 30, 1996 and 1995............................ 5

  Consolidated Statement of Cash Flows for the Nine
  Month Period Ended September 30, 1996 and 1995 ........................... 6

  Notes to Consolidated Financial Statements ............................... 7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................................... 8

Part II. Other Information

Item 6. Exhibits and Reports on Form 8..................................... 10

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                September 30,  * December 31,
                                                     1996            1995
                                                ------------- ----------------
ASSETS
Current Assets:
  Cash and cash equivalents                      $13,712,944      $10,210,768
  Trading securities, at fair value                5,197,155        3,582,423
  Investment securities held to maturity             419,818          255,576
  Accounts receivable, net of provision for
   doubtful accounts of $47,000 and $36,000        1,550,421        1,212,000
  Notes receivable, net of provision for
   doubtful accounts of $13,650 and $9,000           437,660          421,882
  Officer and employee receivables                   102,253          133,072
  Income tax refund receivable                       803,675
  Prepaid expenses                                   621,187          220,177
  Deferred tax asset                                 128,161          110,643
                                                ------------- ----------------
          Total current assets                    22,973,274       16,146,541

Property and equipment, net of accumulated
  depreciation of $1,661,800 and $1,389,800        1,209,341          874,718
Investment securities held to maturity             2,371,039        1,509,288
Deposits to secure licenses                          735,223          726,319
Deferred tax asset                                    62,475          185,861
Other assets                                          98,940          149,734
                                                ------------- ----------------
                                                 $27,450,292      $19,592,461
                                                ============= ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable                $5,473,784       $3,467,947
  Accounts payable                                 1,356,853          886,155
  Accrued liabilities                              1,303,027          470,723
  Current income taxes payable                                         51,000
                                                ------------- ----------------
          Total current liabilities                8,133,664        4,875,825

Deferred income taxes                                219,009           22,330
Redeemable preferred stock                               300              300
                                                ------------- ----------------
                                                   8,352,973        4,898,455
                                                ------------- ----------------
Shareholders' equity:
  Common stock; $.001 par value, 40,000,000
    authorized, 10,490,103 and 9,614,616
    issued and outstanding                            10,490            9,614
  Additional paid-in capital                      14,819,051       12,102,172
  Retained earnings                                4,267,778        2,582,220
                                                ------------- ----------------
          Total shareholders' equity              19,097,319       14,694,006
                                                ------------- ----------------
                                                 $27,450,292      $19,592,461
                                                ============= ================
 * From audited financial statements contained in Registrant's Annual Report on Form 10-K for the twelve months ended 12/31/95

                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                        3

                AUTOMOBILE PROTECTION CORPORATION - APCO
                    CONSOLIDATED STATEMENT OF INCOME
                              (UNAUDITED)


                                                  Three Months     Three Months
                                                         Ended            Ended
                                                     September        September
                                                           30,              30,
                                                          1996             1995
                                                  ------------     ------------

Revenues                                          $ 18,642,959     $ 13,142,108
Cost of sales                                       14,624,419       10,370,119
                                                  ------------     ------------
                                                     4,018,540        2,771,989
                                                  ------------     ------------

Expenses:
  Compensation, selling and administrative           2,952,983        1,911,188
  Depreciation and amortization                        121,500           91,941
  Interest, dividend and other income                 (212,657)        (105,468)
                                                  ------------     ------------
                                                     2,861,826        1,897,661
                                                  ------------     ------------

Income before provision for income taxes             1,156,714          874,328
Provision for income taxes                            (437,000)        (326,893)
                                                  ============     ============
Net income                                        $    719,714     $    547,435
                                                  ============     ============




Net income per share (primary and fully           $       0.06     $       0.08
  diluted basis)                                  ============     ============



Number of shares used in computing net income per share:

                                 Primary basis      11,495,000        6,987,000

                           Fully diluted basis      11,550,000        7,211,000





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                   Nine Months      Nine Months
                                                         Ended            Ended
                                                     September        September
                                                           30,              30,
                                                          1996             1995
                                                  ------------     ------------

Revenues                                          $ 50,721,885     $ 35,787,035
Cost of sales                                       39,812,630       28,696,316
                                                  ------------     ------------
                                                    10,909,255        7,090,719
                                                  ------------     ------------

Expenses:
  Compensation, selling and administrative           8,401,337        5,358,517
  Depreciation and amortization                        327,794          263,823
  Interest, dividend and other income                 (545,434)        (294,023)
                                                  ------------     ------------
                                                     8,183,697        5,328,317
                                                  ------------     ------------

Income before provision for income taxes             2,725,558        1,762,402
Provision for income taxes                          (1,040,000)        (676,407)
                                                  ============     ============
Net income                                        $  1,685,558     $  1,085,995
                                                  ============     ============




Net income per share (primary and fully           $       0.15     $       0.16
  diluted basis)                                  ============     ============



Number of shares used in computing net income per share:

                                 Primary basis     11,027,000         6,993,000

                            Fully diluted basis    11,081,000          7,006,000





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine Months     Nine Months
                                                                    Ended           Ended
                                                            September 30,   September 30,
                                                                     1996            1995
                                                             ------------    ------------
Cash flows from operating activities:
  Net income                                                 $  1,685,558    $  1,085,995
                                                             ------------    ------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                 327,794         263,823
    Deferred income taxes                                         302,547        (125,000)
    Provision for doubtful accounts                                15,650           6,367
    Tax benefit from stock option exercise                        634,000         188,000
    Stock compensation expense                                     73,800          30,000
 Change in operating assets and liabilities:
   Increase in accounts receivable                               (349,421)       (378,846)
   Decrease (increase) in officer and employee receivables         30,819         (31,505)
   Increase in notes receivable                                   (20,428)       (180,649)
   (Increase) decrease in income tax refund receivable           (803,675)         57,000
   Increase in prepaid expenses and other assets                 (406,010)        (24,677)
   Increase in premiums, fees and taxes payable                 2,005,837       3,000,915
   Increase in accounts payable                                   470,698         489,777
   Increase in accrued liabilities                                832,304         346,152
   (Decrease) increase in income taxes payable                    (51,000)        128,628
   Purchases of trading securities                             (6,261,925)     (2,549,035)
   Sales of trading securities                                  4,647,193       2,138,738
                                                             ------------    ------------
          Total adjustments                                     1,448,183       3,359,688
                                                             ------------    ------------
                Net cash provided by operating activities       3,133,741       4,445,683
                                                             ------------    ------------
Cash flows from investing activities:
  Purchases of property and equipment                            (617,622)       (325,323)
  Sales of property and equipment                                  10,999
  Purchases of investment securities                           (2,570,993)       (200,000)
  Sales of investment securities                                1,545,000          52,515
  Increase in deposits to secure licenses                          (8,904)        (70,678)
                                                             ------------    ------------
                Net cash used in investing activities          (1,641,520)       (543,486)
                                                             ------------    ------------
Cash flows from financing activities:
  Issuance of common stock, net of underwriting fee             2,009,955         206,100
  Registration costs                                                              (17,809)
                                                             ------------    ------------
                Net cash provided by financing activities       2,009,955         188,291
                                                             ------------    ------------
Net increase in cash and cash equivalents                       3,502,176       4,090,488
Cash and cash equivalents at beginning of period               10,210,768       4,501,527
                                                             ============    ============
Cash and cash equivalents at end of period                   $ 13,712,944    $  8,592,015
                                                             ============    ============
Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                $    875,000    $    475,000
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

Revenues
--------
Revenues from the sale of extended vehicle service contracts and extended warranty programs are recognized when the service contract or extended warranty sold by the dealer is received and accepted by the Company. Revenues are comprised of the Company's administration fee, underlying insurance premium and tax.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include all funds with an original maturity of ninety days or less.

Investment Securities
---------------------
The Company's investments at September 30, 1996 are comprised of trading securities and of held-to-maturity securities. Trading securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recognized in earnings as incurred. The Company had no significant unrealized gains or losses on trading securities during the three and nine months ended September 30, 1996. Held-to-maturity securities are stated at their amortized cost. Market value of the Company's held-to-maturity securities at September 30, 1996 is $2,777,953. The Company had no significant concentration of credit risk at September 30, 1996.

Property and Equipment
----------------------
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the assets ranging from three to seven years. Maintenance and repair costs are charged to expense as incurred, and major renewals and betterments are capitalized. When property and equipment is retired or sold, the related carrying value and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Premiums, Fees and Taxes Payable
--------------------------------
Premiums and taxes payable includes premiums due to the insurers or their agents, taxes payable to various states and amounts advanced to the Company by the insurers for payment of claims.

Income Taxes
------------
The Company provides income taxes on income reported for financial statement purposes. Deferred income taxes are recorded for differences in the recognition of various items for financial reporting and income tax purposes. The Company files a consolidated income tax return with its subsidiaries.

Net Income per Common Share
---------------------------
Net income per share has been calculated based on the weighted average number of common shares and common share equivalents outstanding during each period presented.

3.   Litigation

The Company filed a complaint against Everest Reinsurance Company (formerly Prudential Reinsurance Company, hereinafter "Prudential") in September 1996 in the United States District Court, Northern District of Georgia, Atlanta division. The complaint arises from the denial of valid claims under various assumption of liability endorsements issued by Prudential to participating dealers in 1991. The Company is funding the claims under these assumption of liability endorsements on behalf of Prudential. The underlying claims paid by the Company are recorded as accounts receivable in the balance sheet and aggregate $135,000 as of September 30, 1996. The Company estimates that ultimate claims under these assumption of liability endorsements will approximate $500,000 over the next few years. The Company intends to vigorously pursue this action against Prudential; however, should the Company not prove successful at recovering the amounts it will pay in claims, it will be required to record a write-off of these accounts receivable. The Company is expensing legal costs as incurred, although it also seeks to recover these expenses from Prudential.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the three and nine months ended September 30, 1996. The discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein and the Company's Annual Report on Form 10-K for the twelve months ended December 31, 1995.

Liquidity and Capital Resources
-------------------------------

The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the next twenty four months. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. At September 30, 1996, the Company had working capital of $14,839,610 and non-current investment securities of $2,371,039. For the nine months ended September 30, 1996, the Company's working capital and non-current investment securities increased by $4,430,645 primarily due to net income of $1,685,558, non cash charges to income of $1,353,791 and proceeds of $2,009,955 received from the exercise of 875,487 options into common stock, after capital expenditures of $617,622.

Results of Operations
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 ("1996") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995 ("1995").

Revenues for 1996 increased by 42% or $5,500,851 to $18,642,959 over 1995. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues for 1996. EasyCare revenues increased due to the introduction of additional Dealers to EasyCare by the Company's independent sales representatives, from the exclusive agreement with Car Choice and from the contract with American Honda Finance Corporation. These increases offset the reduced production from our former sales representative in Louisiana.
  The Company's gross margin increased to 21.6% of revenues in 1996 from 21.1% of revenues in 1995. The increase is primarily attributable to revenues collected under the motorsports sponsorship program. The change in the mix of new and used, makes and models of vehicles also impacts the gross margin.
  Compensation, selling and administrative expenses for 1996 increased by 55% or $1,041,795 to $2,952,983 over 1995. The increase for 1996 is primarily attributable to compensation, professional fees, printing and advertising costs, including motorsports sponsorship programs and launch of the EasyCare(R) Certified Pre-Owned Vehicle program.
  Interest, dividend and other income for 1996 increased by 102% or $107,189 to $212,657 over 1995. The increase is due to the larger cash and investment securities balances on hand from the exercise of the Company's Class A and Class B warrants in the fourth quarter of 1995, net income from operations and higher cash floats resulting from the increased volume of business.
  The Company recorded a provision for income taxes in 1996 of $437,000 as compared to $326,893 for 1995. The increase is related to higher pretax income.

NINE MONTHS ENDED SEPTEMBER 30, 1996 ("1996") COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995 ("1995").

Revenues for 1996 increased by 42% or $14,934,850 to $50,721,885  over 1995. The
Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues for 1996. EasyCare revenues increased due to the introduction of additional Dealers to EasyCare by the Company's independent sales representatives, from the exclusive agreement with Car Choice and from the contract with American Honda Finance Corporation. These increases offset the reduced production from our former sales representative in Louisiana.
  The Company's gross margin increased to 21.5% of revenues in 1996 from 19.8% of revenues in 1995. The increase is primarily attributable to revenues collected under the motorsports sponsorship program. The change in the mix of new and used, makes and models of vehicles also impacts the gross margin.
  Compensation, selling and administrative expenses for 1996 increased by 57% or $3,042,820 to $8,401,337 over 1995. The increase for 1996 is primarily attributable to compensation, professional fees, printing and advertising costs, including motorsports sponsorship programs and launch of the EasyCare(R) Certified Pre-Owned Vehicle program.
  Interest, dividend and other income for 1996 increased by 86% or $251,411 to $545,434 over 1995. The increase is due to the larger cash and investment securities balances on hand from the exercise of the Company's Class A and Class B warrants in the fourth quarter of 1995, net income from operations and higher cash floats resulting from the increased volume of business.
  The Company recorded a provision for income taxes in 1996 of $1,040,000 as compared to $676,407 for 1995. The increase is related to higher pretax income.


                              II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits:              Exhibit 27 - Financial Data Schedule
                                           (Electronic filing only)

  (b)  Reports on Form 8-K:   None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AUTOMOBILE PROTECTION CORPORATION - APCO

/s/ Martin J. Blank                                  November 4, 1996
-----------------------------------                ------------------
Martin J. Blank                                           Date
Secretary (Duly Authorized Officer)



/s/ Anthony R. Levinson                              November 4, 1996
-----------------------------------                ------------------
Anthony R. Levinson                                       Date
Chief Financial Officer (Principal
Financial and Accounting Officer,
Duly Authorized Officer)