Form 10-K
period 1996-12-31
AUTOMOBILE PROTECTION CORP APCO
filed 1997-03-28
CIK 833441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended       December 31, 1996
                           -----------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________________ to _________________________

Commission file number                     0-17231
                      ----------------------------------------------------------

                    AUTOMOBILE PROTECTION CORPORATION - APCO
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Georgia                                   58-1582432
----------------------------------------      ----------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

      15 Dunwoody Park Drive,  Suite 100
      Atlanta, Georgia                                        30338
----------------------------------------      ----------------------------------
      (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (770) 394-7070
                                                    ----------------------------
Securities registered pursuant to Section 12(b) of the Act:             None
                                                           ---------------------
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock - Par Value $.001 per share
--------------------------------------------------------------------------------
                                (Title of class)

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

      Based on the average of the bid and asked prices ($3.49) at the close of business on March 20, 1997, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was $31,241,000.

      The number of shares outstanding of the Registrant's common stock, $.001 par value, was 10,667,101 on March 20, 1997.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Items 11 and 12 are incorporated by reference from the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                      Exhibit index is located on page 31.
                 Total number of pages, including cover page 47.

                                    PART 1
                                    ------
ITEM 1. BUSINESS.
-----------------

GENERAL
      Automobile  Protection  Corporation  -  APCO  and  its  subsidiaries  (the
"Company") are engaged principally in the marketing and administration of extended vehicle service contracts and extended vehicle warranty programs sold by automobile dealers located throughout the United States. The Company also provides insurance brokerage services to the automotive industry.

EXTENDED VEHICLE SERVICE  CONTRACTS AND EXTENDED VEHICLE WARRANTIES
                  The Company derives the majority of its revenues from the marketing and administration of extended vehicle service contracts and extended vehicle warranties (hereinafter referred to as "VSCs"). A consumer purchases a VSC from an automobile dealer to provide for the repair or replacement of designated parts of a vehicle for the term of the agreement, which can extend to seven years and 100,000 miles depending on vehicle eligibility. A VSC on a new vehicle augments and enhances the original warranty provided by the manufacturer of the vehicle. VSCs are also available on used and leased vehicles.

      Dealers often engage a third party administrator, such as the Company, to design a VSC program, arrange for insurance to limit their financial risk, and to perform all of the related administrative functions associated therewith. A function of the Company is to arrange for insurance to cover obligations to pay all future claims. During 1996, the Company arranged for insurance coverage to be provided by certain Underwriters at Lloyd's of London ("Lloyd's"), Greenwich Insurance Company ("Greenwich") and Indian Harbor Insurance Company ("Indian Harbor"). Greenwich and Indian Harbor are wholly-owned subsidiaries of NAC Re Corporation, which is rated "A+" (Superior) by A.M. Best. Greenwich and Indian Harbor may choose to purchase reinsurance from Lloyd's and other reinsurers, including their parent, NAC Re Corporation. Also, during 1996, the Company arranged for insurance coverage with CIGNA Property and Casualty Insurance Company, Illinois Union Insurance Company and other insurers in the CIGNA Group, rated "A-" (Excellent) by A.M. Best, which will insure certain programs commencing in 1997.

      Most of the VSC's accepted by the Company for administration between 1991 and 1996 are insured by Lloyd's. The Company's management is of the opinion that the syndicates which provide payments pursuant to the VSC's carry acceptable independent ratings from Standard and Poor's. The Company has never experienced any difficulty in having claims paid by Lloyd's. All syndicates are members of a central fund which guarantees claims payments by the syndicates. The availability of insurance coverage at competitive rates and of insurance funds to make claims payments, including the financial condition of the insurance carriers, is critical to the Company and any disruption could have a material adverse effect on the Company.

      While the insurance carriers are obligated to pay for the costs of the repairs under the VSC's, the Company incurs business risks (other than underwriting risk) in the transaction with the dealer. Under the Company's agreements with certain insurers, the Company bears the credit risk because it is responsible for payment of the premiums to the insurance carriers, regardless of whether the Company is able to collect from the dealers. As a matter of course, the Company remits premiums to the insurance carriers each month, whether or not the Company has been paid by the dealer. The Company incurs collection losses from dealers from time to time, although they have not been significant to date. Billings to dealers are based on competitive conditions in the market place, and therefore the ability to bill dealers for any cost increases is not assured. Consequently, the Company bears a financial risk if it cannot control costs or increase its billings to cover cost increases.

      The Company markets its products under the trade name, EasyCare(R). There are EasyCare(R) products for new, used and leased vehicles, which provide an array of benefits, ranging from total mechanical breakdown (commonly referred to as "bumper-to-bumper") coverage to named peril (stated component) coverage. EasyCare(R) products include various benefits such as trip interruption, rental reimbursement and emergency roadside assistance. The Company also administers programs under private labels for large customers such as American Honda Finance

Corporation and certain automobile dealers/retailers. In late 1996, the Company launched the EasyCare(R) Certified Pre-Owned Vehicle program, which is a combination limited warranty and extended vehicle service contract product. Dealers who participate in this program identify eligible used vehicles as EasyCare(R) Certified and provide their customers with a limited warranty, at no additional charge to the customer. Vehicles eligible for certification meet age and mileage criteria and undergo a thorough inspection by the dealer. The dealer selects the limited warranty period, which ranges from 1 month/1,000 miles to 12 months/12,000 miles. The dealer offers the customer the option to extend the limited warranty coverage for longer periods under a vehicle service contract. Based on the rate of initial dealer sign ups, management of the Company anticipates that the EasyCare(R) Certified Pre-Owned Vehicle program will be an important growth area in the future.

      The Company's price of the VSC or limited warranty to the dealer includes:
(a) The Company's fee for its administrative services, and (b) the cost of insurance, brokerage fees and taxes. The underlying insurance cost is determined by the VSC term and coverage, in addition to the repair profile of the specific vehicle. The Company also receives a fee for each claim processed, which is paid by the insurer.

INSURANCE BROKERAGE SERVICES DIVISION
      In addition to being a third party administrator for VSCs, the Insurance Brokerage Services Division of the Company's wholly-owned subsidiary, The Aegis Group, Inc., markets and administers automotive related insurance products to automobile dealers, manufacturers, financial institutions and leasing companies. This division provided less than 1% of the Company's total revenues for the most recent year.

MARKETING
      The Company's products are sold by automobile dealers to consumers. The Company markets its VSCs to dealers through a national network of independent sales representatives and a few employee sales representatives. The independent sales representatives often market other automotive related insurance products to dealers, in addition to the Company's VSCs. The Company's agreement with each independent sales organization and representative is terminable by the Company if production quotas are not met or by the representative upon the giving of written notice. Independent sales representatives are compensated on a commission basis which is linked to sales volumes. At March 20, 1997, 125 individual sales representatives represented the Company. The Company supports the sales representatives with a marketing department which is available to provide proposal assistance, competitive analysis and training of dealership personnel.

      In February 1994, the Company entered into a five year agreement with American Honda Finance Corporation to administer a VSC program for non-Honda and non-Acura vehicles sold through participating Honda and Acura dealerships. This agreement provided approximately 11% of the Company's revenues for 1996 and less than 10% in earlier years.

      To promote EasyCare(R) products, the Company extensively utilizes motorsports promotions, including sponsorship of the Joe Gibbs Racing, Inc. NASCAR and NHRA entries, sponsorship of individual races and sponsorship of race cars through arrangements with automobile dealers. The Company has an annually renewable agreement with Joe Gibbs Racing, Inc. which is in effect for 1997. Joe Gibbs is a national spokesperson for the Company and appears in trade publications, videos and in person at Company sponsored events.

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

EMPLOYEES
      At March 20, 1997, the Company had 120 employees. The Company is not subject to any collective bargaining agreements and considers its relationships with employees to be good.
                                       3

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

PROPRIETARY RIGHTS
      The Company regards its VSC administration and software as proprietary. In order to protect its software from illegal reproduction, the Company relies on copyright protection, trade secret laws and restrictions in its license agreements with respect to the use and reproduction of such software. The names "APCO -- Automobile Protection Corp.(R) ", "Easy Care(R) " and "Perfect Profit Program(R) " have been registered with the United States Patent and Trademark Office. The Company uses these service marks in its sales and marketing programs.


ITEM 2. PROPERTIES.
-------------------

      The Company conducts its operations from a 16,434 sq. ft. leased office facility at 15 Dunwoody Park Drive, Suite 100, Atlanta, Georgia 30338. The lease expires in 2001.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

      The Company filed a complaint against Everest Reinsurance Company (formerly Prudential Reinsurance Company, hereinafter "Everest") in September 1996 in the United States District Court, Northern District of Georgia, Atlanta division. The complaint arises from the improper denial of valid claims under various assumption of liability endorsements issued by Everest to participating dealers in 1991. In October 1996, Everest filed a motion to dismiss, asserting that the liquidation order in the insolvency of National Colonial Insurance Company ("NCIC") enjoins Everest from making a payment under the reinsurance agreement to anyone, other than the liquidator of NCIC. The Company is awaiting the Court's decision on Everest's motion to dismiss.

    The Company is funding the claims submitted by dealers and has paid $225,000 through December 31, 1996. The Company estimates that claims and related expenses subsequent to December 31, 1996 will be an additional $650,000. The Company is vigorously pursuing this action against Everest; however, in view of the length of time that it may take to resolve the litigation and the uncertain outcome, the Company has recorded the total amount it has paid and expects to pay of $875,000 in the consolidated statement of income for the year ended December 31, 1996.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

      No matter was submitted during the fourth quarter of the year covered by this report to a vote of shareholders of the Company through the solicitation of proxies or otherwise.

                                   PART II
                                   -------

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------


      The Company's common stock is quoted on the National Market System of the NASDAQ Stock Market under the symbol "APCO." The following figures represent quarterly high and low bid information related to trading in the Company's common stock. The figures reflect inter dealer prices without retail markup, markdown or commissions and may not be representative of actual transactions which occurred in the market. Such information has been obtained from NASDAQ.

                                           Low Bid    High Bid
                                           -------    --------
Calendar year 1995:
      Quarter 3/31/95                       $1.75      $2.38
      Quarter 6/30/95                       $1.63      $2.38
      Quarter 9/30/95                       $2.13      $2.56
      Quarter 12/31/95                      $2.25      $3.31
Calendar year 1996:
      Quarter 3/31/96                       $2.69      $4.31
      Quarter 6/30/96                       $3.44      $4.94
      Quarter 9/30/96                       $3.13      $5.38
      Quarter 12/31/96                      $4.00      $5.69
Calendar year 1997:
      First Quarter*                        $3.38      $5.00

* through  March 20, 1997

      The closing bid price for the common stock on March 20, 1997 was $3.44.

      There were approximately 220 holders of record of the Company's common stock as of March 20, 1997. The Company believes there are approximately 3,000 beneficial owners of its common stock, which is held in street name by brokerage firms.

       No dividends have been declared or paid to date on the Company's common stock, nor are any anticipated in the foreseeable future.

      During 1996, the Company issued the following unregistered securities:

                                                                                     Exemption
                                                              Consideration               from
   Date of sale    Title of security       Number sold             received       registration        Option terms
   ------------    -----------------       -----------             --------       ------------        ------------
    1/96                 Options to            250,000     Options granted               4 (2)         Exercisable
                            purchase                        for services -                         through 2/97 at
                        common stock                     additional consid-                        $3.50 per share
                          granted to                        eration will be
                         consultants                          received upon
                                                        exercise of options

    1/96                  Options to            15,000    Options granted -              4 (2)         Exercisable
                            purchase                       no consideration                       through 10/97 at
                        common stock                         received until                        $2.50 per share
                          granted to                      options exercised
                            customer

                                                        5


                                                                                     Exemption
                                                              Consideration               from
   Date of sale    Title of security       Number sold             received       registration        Option terms
   ------------    -----------------       -----------             --------       ------------        ------------
    1/96 - 9/96           Options to            62,000  Options granted -               4 (2)          Exercisable
                            purchase                       no consideration                      for five years at
                        common stock                         received until                         prices ranging
                          granted to                      options exercised                          from $2.00 to
                           employees                                                               $5.00 per share

    2/96                  Options to             2,000     Options granted               4 (2)         Exercisable
                            purchase                         for services -                        through 8/98 at
                        common stock                     additional consid-                        $2.44 per share
                          granted to                        eration will be
                         consultants                          received upon
                                                        exercise of options

    5/96 - 11/96        Common stock           572,500           $1,143,125              4 (2)
                         issued upon
                 exercise of options
                          granted to
                         consultants

    6/96-10/96          Common stock           250,000             $875,000              4 (2)
                         issued upon
                 exercise of options
                          granted to
                 consultants in 1/96

    7/96                  Options to            12,500    Options granted -              4 (2)         Exercisable
                            purchase                       no consideration                        through 7/06 at
                        common stock                         received until                        $4.00 per share
                          granted to                      options exercised
                           directors

    8/96 - 11/96        Common stock            30,886              $68,029              4 (2)
                         issued upon
                 exercise of options
                          granted to
                           customers


ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

Set forth below is a summary of the selected financial data of the Company:

                                 For the         For the       Four months           For the         For the        For the
                              year ended      year ended             ended        year ended      year ended     year ended
                            December 31,    December 31,      December 31,        August 31,      August 31,     August 31,
                                    1996            1995              1994              1994            1993           1992
                                    ----            ----              ----              ----            ----           ----
Statement of Operations:
Total revenues             $  67,208,406   $  49,210,774     $  11,197,168    $   26,553,554   $  23,507,191   $ 16,087,506
Income (loss) before
 (provision) benefit for
 income taxes and
 cumulative effect of
 accounting change             2,526,919       2,447,582           413,747         1,290,453        (232,047)    (1,386,281)
(Provision) benefit for
 income taxes                   (963,000)       (922,000)         (144,000)         (445,705)                       439,289
Cumulative effect of
 accounting change                                                                    67,780
----------------------------------------------------------------------------------------------------------------------------

Net income (loss)          $   1,563,919   $   1,525,582     $     269,747    $      912,528   $    (232,047)  $   (946,992)
----------------------------------------------------------------------------------------------------------------------------

Per share data:
Primary
 Income (loss) before
  cumulative effect of
  accounting change        $        0.14   $        0.20     $        0.04    $         0.15   $       (0.04)  $      (0.18)
 Cumulative effect of
  accounting change                                                                     0.01
----------------------------------------------------------------------------------------------------------------------------

Net income (loss)          $        0.14   $        0.20     $        0.04    $         0.16   $       (0.04)  $      (0.18)
----------------------------------------------------------------------------------------------------------------------------

Fully diluted
 Income (loss) before
  cumulative effect of
  accounting change        $        0.14   $        0.20     $        0.04    $         0.14   $       (0.04)  $      (0.18)
 Cumulative effect of
  accounting change                                                                     0.01
----------------------------------------------------------------------------------------------------------------------------

 Net income (loss)         $        0.14   $        0.20     $        0.04    $         0.15   $       (0.04)  $     (0.18)
----------------------------------------------------------------------------------------------------------------------------


                                   As of           As of            As of            As of             As of         As of
                            December 31,    December 31,     December 31,       August 31,        August 31,     August 31,
                                    1996            1995             1994             1994              1993           1992
                                    ----            ----             ----             ----              ----           ----
Balance Sheet Data:

Working capital            $  15,223,512   $  11,270,716     $   3,317,098    $   3,134,005    $  2,164,306    $  2,124,849
Total assets               $  31,260,823   $  19,592,461     $   9,352,256    $   8,398,317    $  6,720,107    $  6,240,327
Total liabilities          $  12,050,775   $   4,898,455     $   3,931,752    $   4,150,491    $  3,405,559    $  2,693,432
Shareholders' equity       $  19,210,048   $  14,694,006     $   5,420,504    $   4,247,826    $  3,314,548    $  3,546,895


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

      The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the periods indicated. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes, and with the other financial information appearing herein.

FORWARD-LOOKING STATEMENTS

      When used in Form 10-K and in future filings by the Company with the Securities & Exchange Commission, the words or phrases "will likely result", "management expects" or "the Company expects", "will continue", "is expected", "is anticipated", "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

      Certain of these risks and uncertainties are discussed herein. The industry in which the Company operates is highly competitive, with some competitors having significantly greater financial resources and name recognition than the Company. The Company depends on independent sales representatives, automobile dealers/retailers and a major automobile manufacturer to market its products. The distribution of automobiles has been subject to cyclical economic conditions in the past and could be subject to such conditions in the future, which could adversely impact the Company. A trend towards consolidation in the distribution of automobiles has commenced, which could reduce the number of franchised and independent dealers and consequently the Company's distribution.

OVERVIEW

      The Company's primary business is the marketing and administration of extended vehicle service contracts (hereinafter referred to as "VSCs") for automobile dealers. Dealers often engage a third party administrator, such as the Company, to design a VSC program, arrange for insurance to limit their financial risk, and to perform all of the related administrative functions associated therewith. A function of the Company is to arrange for insurance to cover obligations to pay all future claims. During 1996, the Company arranged for insurance coverage to be provided by certain Underwriters at Lloyd's of London ("Lloyd's"), Greenwich Insurance Company ("Greenwich") and Indian Harbor Insurance Company ("Indian Harbor"). Greenwich and Indian Harbor are wholly-owned subsidiaries of NAC Re Corporation. Greenwich and Indian Harbor may choose to purchase reinsurance from Lloyd's and other reinsurers, including their parent, NAC Re Corporation. Most of the VSC's accepted by the Company for administration between 1991 and 1996 are insured by Lloyd's. The availability of insurance coverage at competitive rates and of insurance funds to make claims payments, including the financial condition of the insurance carriers, is critical to the Company and any disruption could have a material adverse effect on the Company.

      The Company's reported revenues represent the amount it bills to automobile dealers, which is based on rate schedules developed by the Company. The amounts billed consider insurance, taxes, commissions and other costs and profit. The Company's reported cost of sales represents the amounts it pays to the insurers for insurance, state insurance taxes and commissions to its sales representatives.

LIQUIDITY AND CAPITAL RESOURCES

      The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the next twenty four months. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. At December 31, 1996, the Company had working capital of $15,223,512 (compared to $11,270,716 at December 31, 1995) and investment securities with maturities greater than twelve months of $2,098,089 (compared to $1,509,288 at December 31, 1995). The increase of $4,541,597 is attributable to operations ($2,334,720) and the exercise of stock options ($2,206,877). The Company invests its funds in treasury securities, municipal bonds and financial instruments with maturities of less than five years and money market accounts. There is no plan to distribute funds to shareholders through a dividend or to repurchase shares.

RESULTS OF OPERATIONS

Year ended  December 31, 1996 ("1996")  compared to year ended December 31, 1995
--------------------------------------------------------------------------------
("1995").
---------

      Revenues for 1996 increased by 37% or $17,997,632 to $67,208,406 over 1995. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues for 1996. EasyCare(R) revenues increased due to the introduction of additional automobile dealers to EasyCare(R) by the Company's independent sales representatives and from growth under the contract with American Honda Finance Corporation, which provided 11% of the Company's 1996 revenues.

      The Company's gross margin increased to 21.9% of revenues in 1996 from 20% of revenues in 1995. The increase for 1996 is primarily attributable to improved rates. The change in the mix of new and used, makes and models of vehicles also impacts the gross margin. The gross margin is expected to decline by about 0.5% in 1997 due to an anticipated change in the product mix caused by the introduction of the EasyCare(R) Certified Pre-Owned Vehicle program, which offers additional benefits to the dealer and consumer as compared to the standard EasyCare(R) service contract. However, it is anticipated that the new program will generate additional gross profit for the Company due to the limited warranty component.

      Compensation, selling and administrative expenses for 1996 increased by 54% or $4,109,882 to $11,658,784 over 1995. The increase for 1996 is primarily attributable to compensation, marketing costs (including motorsports promotional activities), printing and professional fees. Compensation cost increased by $1,438,000 in 1996 to support the growth of the business. The Company's motorsports related marketing costs for 1996 were $1,274,000, compared to $98,000 for 1995, which was the first year of motorsports activities. The Company extensively utilizes motorsports to advertise its products to automobile dealers and consumers. The Company's printing costs increased by $373,000 due to costs incurred in connection with higher sales volumes and the introduction of the EasyCare(R) Certified Pre-Owned Vehicle program. The Company incurred legal fees of $220,000 in 1996 resulting from its litigation with a former sales representative and in connection with its lawsuit against Everest Reinsurance Company (formerly Prudential Reinsurance Company). The litigation with the former sales representative has been settled.

      The Company recorded a charge of $875,000 in 1996 in connection with its litigation against Everest. The charge is to reserve for claims paid to date, expected future claims and related costs. The recovery of amounts paid by the Company to contract holders is dependent on the outcome of the lawsuit brought by the Company against Everest, which has improperly denied coverage under certain service contracts.

      Interest, dividend and other income for 1996 increased by 69% or $322,331 to $791,943 over 1995. The increase is due to the larger cash and investment securities balances on hand from the exercise of stock options and warrants in late 1995 and 1996, net income and higher cash floats resulting from the increased volume of business.

      The Company recorded a provision for income taxes in 1996 of $963,000 compared to $922,000 for 1995. The increase is due to higher pretax income.

Year ended December 31, 1995 ("1995")  compared to year ended August 31, 1994
-----------------------------------------------------------------------------
("1994").
---------

      Revenues for 1995 increased by 85% or $22,657,220 to $49,210,774 over 1994. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues for 1995. EasyCare(R) revenues increased due to the introduction of additional automobile dealers to EasyCare(R) by the Company's independent sales representatives and from the contract with American Honda Finance Corporation.

      The Company's gross margin decreased to 20% of revenues in 1995 from 22% of revenues in 1994. The margin decrease is due to the increase in commissions and incentives to independent sales representatives and the inclusion of emergency roadside assistance benefits in the VSC. The change in the mix of new and used, makes and models of vehicles also impacts the gross margin.

      Compensation, selling and administrative expenses for 1995 increased by 62% or $2,898,671 to $7,548,902 over 1994. The increase for 1995 is primarily attributable to headcount and compensation for marketing personnel, related travel, printing and advertising costs. Additional administrative costs were incurred to support the higher volumes and resulting claims, principally in headcount and communications.

      The Company recorded a credit of $347,046 in 1994 from the recoupment of previously expensed legal costs related to the litigation with American Home Assurance Company, which was settled in April 1994.

      Interest, dividend and other income for 1995 increased by 332% or $361,040 to $469,612 over 1994. The increase is due to the larger cash and investment securities balances on hand from the exercise of stock warrants, net income and higher cash floats resulting from the increased volume of business.

      The Company recorded a provision for income taxes in 1995 of $922,000 compared to $445,705 for 1994. The increase is due to higher pretax income and a higher combined tax rate.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings Per Share", which the Company is required to adopt next year. Basic earnings per share as defined by the new standard could result in earnings per share greater than primary earnings per share, which the Company now reports. Diluted earnings per share as defined by the new standard would be similar to primary earnings per share, which the Company now reports.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

Index to Financial Statements and Financial Statement Schedules.
                                                                Page
                                                                ----

Financial Statements:
---------------------
      Report of Independent Accountants                           12

      Consolidated Balance Sheet                                  13

      Consolidated Statement of Income                            14

      Consolidated Statement of Changes in Shareholders' Equity   15

      Consolidated Statement of Cash Flows                        16

      Notes to Consolidated Financial Statements                  17

Financial Statement Schedules:
------------------------------
      II.    Valuation and Qualifying Accounts                    24



      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Automobile Protection Corporation - APCO

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Automobile Protection Corporation - APCO and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the twelve months ended December 31, 1996, December 31, 1995 and August 31, 1994 and for the four months ended December 31, 1994 and December 31, 1993 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes during the year ended August 31, 1994.

PRICE WATERHOUSE LLP

Atlanta, Georgia
March 12, 1997

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                           CONSOLIDATED BALANCE SHEET



                                                       December 31, December 31,
                                                       ------------ ------------
                                                              1996         1995
                                                              ----         ----
ASSETS
Current Assets:
  Cash and cash equivalents                            $ 6,967,904   $ 6,746,886
  Trading securities, at fair value                      5,721,730     3,578,358
  Investment securities held to maturity                 1,654,209       255,576
  Accounts receivable, net of provision for doubtful
   accounts of $30,000 and $36,000                       2,160,236     1,212,000
  Notes receivable, net of provision for doubtful
   accounts of $0 and $9,000                               547,446       421,882
  Officer and employee receivables                         205,771       133,072
  Income tax refund receivable                             452,546          --
  Prepaid expenses                                         658,074       220,177
  Deferred tax asset                                       472,805       110,643
  Restricted cash                                        8,330,106     3,467,947
                                                       -----------   -----------
          Total current assets                          27,170,827    16,146,541

Property and equipment, net of accumulated
  depreciation of $1,716,894 and $1,389,800              1,117,530       874,718
Investment securities held to maturity, non current      2,098,089     1,509,288
Deposits to secure licenses                                730,276       726,319
Deferred tax asset                                          39,797       185,861
Other assets                                               104,304       149,734
                                                       -----------   -----------
                                                       $31,260,823   $19,592,461
                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable                     $ 8,330,106   $ 3,467,947
  Accounts payable                                       1,156,118       886,155
  Accrued liabilities                                    2,461,091       470,723
  Current income taxes payable                                --          51,000
                                                       -----------   -----------
          Total current liabilities                     11,947,315     4,875,825

Deferred income taxes                                      103,160        22,330
Redeemable preferred stock                                     300           300
                                                       -----------   -----------
                                                        12,050,775     4,898,455
                                                       -----------   -----------

Shareholders' equity:
  Common stock; $.001 par value, 40,000,000
    authorized, 10,564,323 and 9,614,616
    issued and outstanding                                  10,564         9,614
  Additional paid-in capital                            15,053,345    12,102,172
  Retained earnings                                      4,146,139     2,582,220
                                                       -----------   -----------
          Total shareholders' equity                    19,210,048    14,694,006
                                                       -----------   -----------
Commitments                                                  --            --
                                                       -----------   -----------
                                                       $31,260,823   $19,592,461
                                                       ===========   ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  AUTOMOBILE PROTECTION CORPORATION - APCO
                                      CONSOLIDATED STATEMENT OF INCOME

                                            Twelve Months   Twelve Months    Four Months    Twelve Months     Four Months
                                            -------------   -------------    -----------    -------------     -----------
                                                    Ended           Ended          Ended            Ended           Ended
                                                    -----           -----          -----            -----           -----
                                             December 31,    December 31,   December 31,       August 31,    December 31,
                                             ------------    ------------   ------------       ----------    ------------
                                                     1996            1995           1994             1994            1993
                                                     ----            ----           ----             ----            ----
Revenues                                     $ 67,208,406    $ 49,210,774    $ 11,197,168    $ 26,553,554    $  7,848,154
Cost of sales:
  Premiums and taxes                           43,138,395      32,354,000       7,218,673      17,085,828       5,334,417
  Commissions and other costs                   9,360,491       6,968,773       1,553,273       3,566,338         888,831
                                             ------------    ------------    ------------    ------------    ------------
    Total cost of sales                        52,498,886      39,322,773       8,771,946      20,652,166       6,223,248
                                             ------------    ------------    ------------    ------------    ------------

                                               14,709,520       9,888,001       2,425,222       5,901,388       1,624,906

Expenses:
  Compensation, selling and administrative     11,658,784       7,548,902       1,914,130       4,650,231       1,425,101
  Depreciation and amortization                   440,760         361,129         117,588         416,322         144,638
  Interest, dividend and other income            (791,943)       (469,612)        (20,243)       (108,572)        (25,007)
  Other item (Note 10)                            875,000            --              --          (347,046)           --
                                             ------------    ------------    ------------    ------------    ------------
                                               12,182,601       7,440,419       2,011,475       4,610,935       1,544,732
                                             ------------    ------------    ------------    ------------    ------------

Income before provision for income taxes        2,526,919       2,447,582         413,747       1,290,453          80,174
Provision for income taxes                        963,000         922,000         144,000         445,705          27,761
Cumulative effect of accounting change               --              --              --           (67,780)        (67,780)
                                             ============    ============    ============    ============    ============
Net income                                   $  1,563,919    $  1,525,582    $    269,747    $    912,528    $    120,193
                                             ============    ============    ============    ============    ============


Per share amounts:

Primary
  Net income per share before cumulative
   effect of accounting change               $       0.14    $       0.20    $       0.04    $       0.15    $       0.01
  Cumulative effect of accounting change             --              --              --              0.01            0.01
                                             ============    ============    ============    ============    ============
  Net income per share                       $       0.14    $       0.20    $       0.04    $       0.16    $       0.02
                                             ============    ============    ============    ============    ============


Fully diluted
  Net income per share before cumulative
   effect of accounting change               $       0.14    $       0.20    $       0.04    $       0.14    $       0.01
  Cumulative effect of accounting change             --              --              --              0.01            0.01
                                             ============    ============    ============    ============    ============
  Net income per share                       $       0.14    $       0.20    $       0.04    $       0.15    $       0.02
                                             ============    ============    ============    ============    ============


































                           The accompanying notes are an integral part of these consolidated financial statements.

                                                  14

<CAPTION
                                        AUTOMOBILE PROTECTION CORPORATION - APCO
                              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                 Additional
                                                           Common Stock            Paid-in      Retained
                                                        Shares       Amount        Capital      Earnings          Total
                                                        ------       ------        -------      --------          -----
Balances at August 31, 1993                           5,168,000       $5,168     $3,435,017     ($125,637)    $3,314,548

Net income for the period September 1, 1993
 through August 31, 1994                                                                          912,528        912,528

Issuance of common stock upon exercise
 of stock options                                        15,000           15         20,735                       20,750

                                                   ----------------------------------------------------------------------
Balances at August 31, 1994                           5,183,000        5,183      3,455,752       786,891      4,247,826

Net income for the period September 1, 1994
 through December 31, 1994                                                                        269,747        269,747

Issuance of common stock upon exercise
 of stock options                                       496,895          496        975,265                      975,761

Registration costs                                                                  (82,830)                     (82,830)

Stock compensation expense                                                           10,000                       10,000

                                                   ----------------------------------------------------------------------
Balances at December 31, 1994                         5,679,895        5,679      4,358,187     1,056,638      5,420,504

Net income for the period January 1, 1995
 through December 31, 1995                                                                      1,525,582      1,525,582

Issuance of common stock upon exercise
 of stock options, net of underwriting fee            3,934,721        3,935      7,459,515                    7,463,450

Registration costs                                                                  (19,526)                     (19,526)

Stock compensation expense                                                           54,996                       54,996

Tax effect of option exercise                                                       249,000                      249,000

                                                   ----------------------------------------------------------------------
Balances at December 31, 1995                         9,614,616        9,614     12,102,172     2,582,220     14,694,006

Net income for the period January 1, 1996
 through December 31, 1996                                                                      1,563,919      1,563,919

Issuance of common stock upon exercise
 of stock options                                       949,707          950      2,205,927                    2,206,877

Stock compensation expense                                                          100,800                      100,800

Tax effect of option exercise                                                       644,446                      644,446

                                                   ======================================================================
Balances at December 31, 1996                        10,564,323      $10,564    $15,053,345    $4,146,139    $19,210,048
                                                   ======================================================================


























                     The accompanying notes are an integral part of these consolidated financial statements.

                                                 AUTOMOBILE PROTECTION CORPORATION - APCO
                                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             Twelve Months   Twelve Months   Four Months Twelve Months  Four Months
                                                              ------------   -------------   ----------- -------------  -----------
                                                                     Ended           Ended         Ended         Ended        Ended
                                                                     -----           -----         -----         -----        -----
                                                              December 31,     December 31,  December 31,    August 31, December 31,
                                                              ------------     ------------  ------------    ---------- ------------
                                                                      1996            1995          1994          1994         1993
                                                                      ----            ----          ----          ----         ----
Cash flows from operating activities:
  Net income                                                   $1,563,919       $1,525,582      $269,747      $912,528     $120,193
                                                              ------------   --------------  ------------ ------------- ------------
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                 440,760          361,129       117,588       416,322      144,638
    Cumulative effect of accounting change                                                                     (67,780)
    Deferred income taxes                                        (135,268)        (249,174)                     42,780      (55,446)
    Provision for doubtful accounts                                35,031            1,367         3,000       (67,549)
    Tax benefit from stock option exercise                        644,446          249,000
    Stock compensation expense                                    100,800           54,996        10,000
 Change in operating assets and liabilities:
   Restricted cash                                             (4,862,159)        (400,022)      315,580      (774,560)      55,947
   Accounts receivable                                           (978,267)        (734,790)     (201,912)      267,285      (91,236)
   Officer and employee receivables                               (72,699)         (51,918)      (23,049)       24,972      (39,812)
   Notes receivable                                              (130,564)        (366,400)       65,428        36,754      121,859
   Income tax refund receivable                                  (452,546)          57,000                      19,789       70,350
   Prepaid expenses and other assets                             (467,761)          16,913       (55,998)      (16,956)     (70,265)
   Premiums, fees and taxes payable                             4,862,159          400,022      (222,291)      575,800     (161,418)
   Accounts payable                                               269,963          327,429        83,978       (14,748)      32,918
   Accrued liabilities                                          1,990,368          258,440       (56,944)      197,218      (49,306)
   Income taxes payable                                           (51,000)          37,395       (82,395)       96,000
   Purchases of trading securities                             (8,660,198)      (5,319,442)     (734,235)
   Sales of trading securities                                  6,516,826        2,543,254     1,424,731
                                                              ------------   --------------  ------------ ------------- ------------
       Total adjustments                                         (950,109)      (2,814,801)      643,481       735,327      (41,771)
                                                              ------------   --------------  ------------ ------------- ------------
          Net cash provided by (used in) operating activities     613,810       (1,289,219)      913,228     1,647,855       78,422
                                                              ------------   --------------  ------------ ------------- ------------

Cash flows from investing activities:
  Purchases of property and equipment                            (736,025)        (489,920)      (98,431)     (195,473)     (19,740)
  Proceeds from sales of property and equipment                   127,747
  Purchases of investment securities                           (3,570,332)      (1,160,548)     (500,000)   (1,689,465)
  Redemptions and maturities of investment securities           1,582,898                                    1,001,079       26,541
  Decrease in margin loan                                                                                     (129,338)     (28,501)
  Increase in deposits to secure licenses                          (3,957)         (73,069)     (500,750)     (152,500)
                                                              ------------   --------------  ------------ ------------- ------------
           Net cash used in investing activities               (2,599,669)      (1,723,537)   (1,099,181)   (1,165,697)     (21,700)
                                                              ------------   --------------  ------------ ------------- ------------

Cash flows from financing activities:
  Issuance of common stock, net of underwriting fee             2,206,877        7,463,450       975,761        20,750
  Registration costs                                                               (19,526)      (23,120)      (59,710)
                                                              ------------   --------------  ------------ ------------- ------------
           Net cash provided by (used in) financing activities  2,206,877        7,443,924       952,641       (38,960)
                                                              ------------   --------------  ------------ ------------- ------------

Net increase in cash and cash equivalents                         221,018        4,431,168       766,688       443,198       56,722

Cash and cash equivalents at beginning of period                6,746,886        2,315,718     1,549,030     1,105,832    1,105,832

                                                              ============   ==============  ============ ============= ============
Cash and cash equivalents at end of period                     $6,967,904       $6,746,886    $2,315,718    $1,549,030   $1,162,554
                                                              ============   ==============  ============ ============= ============


Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                    $957,368         $850,000      $226,075      $370,000           $0
                                                              ============   ==============  ============ ============= ============



















                         The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:
Automobile Protection Corporation - APCO was incorporated in the State of Georgia on September 10, 1984. APCO and its wholly-owned subsidiaries (the "Company") are engaged primarily in the marketing and administration of extended vehicle service contracts and extended vehicle warranty programs sold by new and used automobile retailers located throughout the United States. Extended vehicle service contracts augment and enhance upon the basic warranty offered by the automobile manufacturer. The Company markets its contracts nationally under the EasyCare(R) trade name and also administers vehicle service contracts under a private label program for a major automobile manufacturer.

The Company arranges for insurance coverage to be provided by certain Underwriters at Lloyd's of London ("Lloyd's"), Greenwich Insurance Company and Indian Harbor Insurance Company. These insurers underwrite and insure the obligations to pay for covered mechanical repairs and benefits under all vehicle service contract and warranty programs marketed and administered by the Company.

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

INVESTMENT SECURITIES
The Company's investments consist of trading securities and held to maturity securities. Trading securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recorded in earnings as incurred. Gains and losses during the periods encompassed by these financial statements were insignificant. Held to maturity securities are stated at their amortized cost.

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

ADVERTISING COSTS
The Company sponsors motorsport activities to advertise its products. The Company has entered into an annual associate sponsorship agreement with Joe Gibbs Racing, Inc. and separate agreements with race track owners to sponsor race events. Direct costs associated with the Joe Gibbs Racing, Inc. associate sponsorship are expensed evenly during the year, while costs associated with race events are expensed in the month the event takes place.

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

The weighted average number of common shares and common share equivalents on a primary basis are 11,157,000, 7,531,000 and 5,818,451 for the twelve months ended December 31, 1996, December 31, 1995 and August 31, 1994, respectively, and 6,875,000 and 5,697,000 for the four months ended December 31, 1994 and December 31, 1993, respectively.

The weighted average number of common shares and common share equivalents on a fully diluted basis are 11,157,000, 7,604,000 and 5,945,997 for the twelve months ended December 31, 1996, December 31, 1995 and August 31, 1994, respectively, and 6,875,000 and 5,697,000 for the four months ended December 31, 1994 and December 31, 1993, respectively.

RECLASSIFICATIONS
Certain comparative amounts have been reclassified to conform with current year presentation.

NOTE 2 RISKS AND UNCERTAINTIES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in the financial statements. Actual results could differ from those estimates.

The industry in which the Company operates is highly competitive, with some competitors having significantly greater financial resources and name recognition than the Company. The Company depends on independent sales
representatives,   automobile   dealers/retailers   and   a   major   automobile
manufacturer to market its products. Except for the major automobile manufacturer which provided 11% of the Company's 1996 revenues, no other distribution source provided more than 10% of the Company's 1996 revenues. The distribution of automobiles has been subject to cyclical economic conditions in the past and could be subject to such conditions in the future, which could adversely impact the Company. A trend towards consolidation in the distribution of automobiles has commenced, which could reduce the number of franchised and independent dealers and consequently the Company's distribution.
                                       18

The insurance companies, including Lloyd's, insure the obligations under the vehicle service contracts. Most of the VSC's accepted by the Company for administration between 1991 and 1996 are insured by Lloyd's. The availability of insurance coverage at competitive rates and of insurance funds to make claims payments, including the financial condition of the insurance carriers, are critical to the Company.

NOTE 3 TRADING AND INVESTMENT SECURITIES:
Trading and investment securities are summarized  as follows:

                                                                December 31,         December 31,
                                                                        1996                 1995
                                                              --------------     ----------------
Trading securities (at fair value):
Municipal bonds                                               $    4,773,327     $      3,578,358
U.S. agencies                                                        500,000
Preferred stocks                                                     448,403
                                                              --------------     ----------------
                                                              $    5,721,730     $      3,578,358
                                                              ==============     ================

Investment securities held to maturity (at amortized cost):
U.S. Treasuries and agencies (market value: $2,103,622; $0 )  $    2,100,336
Municipal bonds (market value: $1,238,174; $1,057,007)             1,230,886     $      1,055,198
Corporate bonds (market value: $98,625; $0)                          100,000
Preferred stocks (market value: $0; $500,000)                                             500,000
Certificates of deposit                                              321,076              209,666
                                                              --------------     ----------------
                                                                   3,752,298            1,764,864

Less: Current investment securities                                1,654,209              255,576
                                                              --------------     ----------------

Non-Current investment securities                             $    2,098,089     $      1,509,288
                                                              ==============     ================

Of the non-current investment securities at December 31, 1996, $1,805,989 matures within two years; $44,817 matures within three years; $100,000 matures within four years and $147,283 matures after five years.

NOTE 4 PROPERTY AND EQUIPMENT:
Property and equipment is summarized as follows:

                                                                December 31,         December 31,
                                                                        1996                 1995
                                                              --------------     ----------------
Office and computer equipment                                 $    1,763,659     $      1,406,553
Furniture and fixtures                                               367,057              273,435
Vehicles                                                             216,763              172,194
Leasehold improvements                                               486,945              412,336
                                                              --------------     ----------------
                                                                   2,834,424            2,264,518
Less: Accumulated depreciation
and amortization                                                 (1,716,894)          (1,389,800)
                                                              --------------     ----------------

                                                              $    1,117,530     $        874,718
                                                              ==============     ================

                                          19

NOTE 5 DEPOSITS TO SECURE LICENSES:
Certain states require the Company to provide security in the form of pledged securities or bank certificates of deposit. Additionally, one state requires the Company's subsidiary to maintain capitalization of $500,000.

NOTE  6 INCOME TAXES:
The components of the provision for income taxes are as follows:

                                            Four months                   Four months
                Year ended    Year ended         ended     Year ended          ended
               December 31,   December 31,  December 31,   August 31,     December 31
                      1996         1995           1994           1994           1993
               -----------    ---------     ----------     ----------     -----------
Current:
Federal        $ 1,009,268   $1,077,174     $  141,000     $  386,990     $   24,052
   State            89,000       94,000          3,000         15,935
               -----------    ---------     ----------     ----------     -----------
                 1,098,268    1,171,174        144,000        402,925         24,052
               -----------    ---------     ----------     ----------     ----------

Deferred:
   Federal        (124,268)    (232,174)                       41,088          3,709
   State           (11,000)     (17,000)                        1,692
               -----------    ---------     ----------     ----------     ----------
                  (135,268)    (249,174)                       42,780          3,709
               -----------    ---------     ----------     ----------     ----------

Provision for
 income taxes  $   963,000    $ 922,000     $  144,000     $  445,705     $   27,761
               ===========    =========     ==========     ==========     ==========


An analysis of the differences between the statutory federal income tax rate of 34% and the effective tax rate is as follows:

                                 Year ended    Year ended     Year ended
                                 December 31,  December 31,   August 31,
                                      1996           1995           1994
                                 ---------     ----------     ----------

Statutory federal taxes         $  859,152     $  832,178     $  438,754
State income taxes,
 net of federal tax benefit         51,480         50,729         11,634
Non-taxable income                 (79,126)       (26,318)       (12,117)
Non-deductible expenses            131,494         65,411         47,823
Other                                                            (40,389)
                                 ---------     ----------     ----------

                                 $ 963,000     $  922,000     $  445,705
                                 =========     ==========     ==========


There are no significant differences between income taxed at the statutory federal tax rate of 34% and the Company's effective tax rate for the four month periods ended December 31, 1994 and 1993.

The Company recorded a benefit of $67,780 upon adoption of Statement of Financial Accounting Standards No. 109 effective September 1, 1993.

The components of deferred tax assets and liabilities are as follows:

                                   December 31,       December 31,
                                            1996            1995
                                      ----------      ----------

Accounts receivable allowances        $   11,400      $   27,916
Depreciation and amortization             50,544          37,648
Charge for litigation reserve             330,000
Non-deductible accruals                  120,658         230,940
                                      ----------      ----------
Deferred tax asset                    $  512,602      $  296,504
                                      ==========      ==========

Deductible expenses and other         $  103,160      $   22,330
                                      ----------      ----------
Deferred tax liability                $  103,160      $   22,330
                                      ==========      ==========

NOTE 7 STOCKHOLDERS' EQUITY AND OPTIONS:
During 1995 and 1994, the Company received net proceeds of $7,424,950 and $975,761, respectively, from the exercise of 3,853,876 Class A and Class B warrants and 75,120 underwriter's unit purchase options at an average exercise price of $2.06 per share, which were issued in connection with the Company's initial public offering. As of December 31, 1996, no warrants or underwriter's unit purchase options remained.

The Company has two qualified stock option plans which provide for the granting of stock options to officers, employees and non-employee directors. Additionally, the Board of Directors has approved the granting of non-qualified stock options to consultants, company spokespersons, independent sales agents and certain senior executive officers.

Under the Company's 1988 Stock Option Plan, the exercise price of any option granted may not be less than the fair market value of the Company's common stock at the date of grant. The term of each option and the manner in which it may be exercised are determined by the Board of Directors. The options are generally subject to vesting schedules which range from 2 years to 4 years and some are also subject to the attainment of specified corporate goals. The 1988 Stock Option Plan was registered in 1994.

Under the Company's Outside Directors' Stock Option Plan, each eligible director is granted an option to purchase the maximum number of full shares having an aggregate fair market value on the date of grant equal to $25,000 on an annual basis at an exercise price per share equal to the fair market value of a share of common stock on the date of grant. These options can be exercised at any time for a ten year period from the date of grant. The Outside Directors' Stock Option Plan was registered in 1994.

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS 123 and if these values had been recorded in the statement of income, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below.

                                      December 31,     December 31,
                                            1996             1995
                                       ----------      -----------
Net income       As reported           $1,563,919       $1,525,582
                 Pro forma             $1,485,352       $1,453,764

Income per share As reported                $0.14            $0.20
                 Pro forma                  $0.13            $0.19

These pro forma amounts represent the estimated fair value of stock options issued during 1996 and 1995 and are being amortized to expense over the applicable vesting period. Additional options may be granted in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1995, respectively; dividend yields of 0%; expected volatility of 55% and 30%; risk-free interest rates of 5.9% and 6.6%; and specific vesting periods for each option.

The following table summarizes the changes in the number of shares under option:

                                                     Exercise price ranges                              Weighted
                                                     ---------------------           Total shares    average option
                                          $0.65-$1.50   $1.51-$3.00    $3.01-$5.00   under option    price per share
                                          -----------   -----------    -----------  -------------   ----------------
Outstanding at August 31, 1994                912,491     1,220,595        350,000      2,483,086         $1.80
Granted                                                     634,000                       634,000         $2.26
Canceled                                                   (100,000)                     (100,000)        $1.65

Outstanding at December 31, 1994              912,491     1,754,595        350,000      3,017,086         $1.90
Granted                                                     424,083                       424,083         $2.37
Exercised                                    (350,380)       (2,000)                     (352,380)        $0.69
Canceled                                     (141,633)     (147,000)      (350,000)      (638,633)        $2.59

Outstanding at December 31, 1995              420,478     2,029,678              0      2,450,156         $1.98
Granted                                                      46,000        295,500        341,500         $3.43
Exercised                                    (167,692)     (528,015)      (250,000)      (945,707)        $2.33
Canceled                                                   (100,450)                     (100,450)        $2.35

Outstanding at December 31, 1996              252,786     1,447,213         45,500      1,745,499         $2.05


Exercisable at December 31, 1996              252,786     1,046,571         12,500      1,311,857         $1.93


Plan shares available for future grants                                                    87,794
                                                                                           ======

In connection with the issuance of certain non-plan options granted to consultants for various financial consulting and marketing services, the Company recorded non-cash stock compensation expense of $100,800 and $54,996 for the twelve months ended December 31, 1996 and December 31, 1995, respectively, and $10,000 for the four months ended December 31, 1994.

The Company established the Automobile Protection Corporation Profit Sharing and 401(k) Plan (the "Plan") at the beginning of 1996. For 1996, the Company voluntarily matched employee contributions (subject to limitations), by purchasing the Company's common stock on the open market. During 1996, the Plan purchased 15,018 shares of the Company's common stock at a total cost of $64,692. Additionally, the Company purchased 29,334 shares of its common stock at a cost of $119,683 as a profit sharing contribution. Employer matching and profit sharing contributions vest over five years based on years of service.


NOTE 8 PREFERRED STOCK:
CLASS C REDEEMABLE PREFERRED STOCK:
The Company issued 300 shares of Class C Redeemable Preferred Stock for $1.00 per share to its principal shareholders in 1988. The holders of the Class C Redeemable Preferred Stock, as a class, shall be entitled to elect a majority of the Board of Directors irrespective of any ownership of the Company's common stock. There are no dividend rights attached to the Class C Redeemable Preferred Stock. In the event of the Company's liquidation, the holders of the Class C Redeemable Preferred Stock will be entitled to $.01 per share. All the Class C Redeemable Preferred Stock is subject to mandatory redemption by the Company at $.01 per share on September 11, 1998.

CLASS D PREFERRED STOCK:
In 1987, the Board of Directors authorized the issuance of 5,000,000 shares of Class D Preferred Stock, with a $.01 par value. The rights and preferences of the Class D Preferred Stock are determined at the discretion of the Board of Directors. No Class D Preferred Stock is issued or outstanding.

NOTE  9 COMMITMENTS AND CONTINGENCIES:
The Company leases its office space, certain office equipment and vehicles under non-cancelable operating lease agreements. Future minimum annual rental payments under these leases as of December 31, 1996 are:

                            Year               Amount
                            ----               ------

                            1997            $  291,711
                            1998               269,542
                            1999               249,799
                            2000               249,690
                            2001                68,064
                                             ----------

                                             $1,128,806
                                             ==========

Rent expense for all operating leases for the twelve months ended December 31, 1996, December 31, 1995 and August 31, 1994 was $287,000, $314,000 and
$330,000, respectively. Rent expense for the four months ended December 31, 1994 and December 31, 1993 was $108,000 and $103,000, respectively.

The Company renewed its associate sponsorship agreement with Joe Gibbs Racing, Inc. for 1997 and has also made commitments to sponsor racing events in Atlanta, Charlotte and Talladega. Commitments for 1997 approximate $1,200,000, of which $167,000 was prepaid at December 31, 1996. The Company expensed $1,274,000 in 1996 and $98,000 in 1995 related to motorsports activities.

NOTE  10 OTHER ITEM:
The Company filed a complaint against Everest Reinsurance Company (formerly Prudential Reinsurance Company, hereinafter "Everest") in September 1996 in the United States District Court, Northern District of Georgia, Atlanta division. The complaint arises from the improper denial of valid claims under various assumption of liability endorsements issued by Everest to participating dealers in 1991. In October 1996, Everest filed a motion to dismiss, asserting that the liquidation order in the insolvency of National Colonial Insurance Company ("NCIC") enjoins Everest from making a payment under the reinsurance agreement to anyone, other than the liquidator of NCIC. The Company is awaiting the Court's decision on Everest's motion to dismiss. The Company is funding the claims submitted by dealers and has paid $225,000 through December 31, 1996. The Company estimates that claims and related expenses subsequent to December 31, 1996 will be an additional $650,000. The Company is vigorously pursuing this action against Everest; however, in view of the length of time that it may take to resolve the litigation and the uncertain outcome, the Company has recorded the total amount it has paid and expects to pay of $875,000 in the consolidated statement of income for the year ended December 31, 1996.

                   AUTOMOBILE PROTECTION CORPORATION - APCO
                   ----------------------------------------
                SCHEDULE II: Valuation and Qualifying Accounts
                ----------------------------------------------
                                  FORM 10-K
                                  ---------


                                Balance at    Charged to              Balance
                                beginning of  costs and              at end of
Description                        period     expenses    Deductions   period
------------------------------------------------------------------------------


Year ended December 31, 1996:
-----------------------------
Allowance for doubtful
 accounts                          $ 45,000    $ 35,031   $ 50,031    $ 30,000

Year ended December 31, 1995:
-----------------------------
Allowance for doubtful
 accounts                            61,000       1,367     17,367      45,000

Four months ended December 31, 1994:
------------------------------------
Allowance for doubtful
 accounts                            58,000       3,000                 61,000

Year ended August 31, 1994:
---------------------------
Allowance for doubtful
 accounts                           125,549       5,728     73,277      58,000

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

Since inception, the Company has not changed accountants and has had no disagreement on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

The directors and executive officers of the Company and their positions are listed below, followed by a brief description of their business experience during the past five years.

                               Director
Name                   Age       Since    Position
--------------------------------------------------------------------------------
Martin J. Blank        50        1984     Chairman of the Board, Chief Operating
                                          Officer, Secretary and Director

Larry I. Dorfman       41        1984     President, Chief Executive Officer and
                                          Director

Anthony R. Levinson    39          -      Chief Financial Officer, Treasurer

Howard C. Miller       70        1989     Director

Mechlin D. Moore       66        1991     Director

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

ANTHONY R. LEVINSON has served as Chief Financial Officer and Treasurer of the Company since November 1993. Prior to APCO, Mr. Levinson was with the accounting firm, Price Waterhouse, LLP. Mr. Levinson is a Certified Public Accountant in the State of Georgia.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten -percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and with the National Association of Securities Dealers, Inc. ("NASD"). Officers, directors and ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
      Based solely on its review of the copies of such forms received by it, the Company believes that all its officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements for the year ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

Pursuant to General Instruction G (3), reference is made to the information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before April 30, 1997.


ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT.
--------------------------------------------------------------------------------

Pursuant to General Instruction G (3), reference is made to the information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before April 30, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

The following documents are filed as part of this report under Part II Item 8:

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

Reference is made to the Index to Financial Statements and Financial Statement Schedules included in Item 8 of Part II hereof, where such documents are listed.

EXHIBITS AS REQUIRED BY ITEM 601 OF REGULATION S-K:

Exhibit
Number  Description                                                    Page
------  -----------                                                    ----

3(a)    Restated    Articles   of    Incorporation
        (incorporated   by  reference  to  Exhibit
        3.1(a)  to the  Registrant's  Registration
        Statement   on  Form  S-1   (file   number
        33-22279)  filed  with the  Commission  on
        June 3, 1988).                                                  *

3(b)    Certificate   of   Amendment  to  Restated
        Articles of Incorporation (incorporated by
        reference    to   Exhibit   3.1   to   the
        Registrant's   Registration  Statement  on
        Form S-1 (file number 33-22279) filed with
        the Commission on June 3, 1988).                                *

3(c)    By-Laws   (incorporated  by  reference  to
        Exhibit    3.2   to    the    Registrant's
        Registration  Statement  on Form S-1 (file
        number 33-22279) filed with the Commission
        on June 3, 1988).                                               *

4(a)    Certificate  of  Designation,  Preferences
        and  Rights of Series 1 Class D  Preferred
        Stock   (incorporated   by   reference  to
        Registrant's Current Report on Form 8-K filed with the Commission on December 15,
        1988).                                                          *

4(b)    Certificate  of  Designation,  Preferences
        and  Rights of Series 2 Class D  Preferred
        Stock   (incorporated   by   reference  to
        Registrant's Current Report on Form 8-K filed with the Commission on March 15,
        1989).                                                          *

10(a)   1988 Stock  Option Plan  (incorporated  by
        reference   to   Exhibit   10.1   to   the
        Registrant's   Registration  Statement  on
        Form S-1 (file number 33-22279) filed with
        the Commission on June 3, 1988).                                *

10(b)   Outside   Directors'   Stock  Option  Plan
        (incorporated by reference to Exhibit 10.2
        to the Registrant's Registration Statement
        on Form S-1 (file number  33-22279)  filed
        with the Commission on June 3, 1988).                           *

10(c)   Cover  Note  Between  Byas,  Mosley & Co.,
        Ltd. and The Aegis Group,  Inc. dated June
        6,  1991  (incorporated  by  reference  to
        Exhibit 10(h) to the  Registrant's  Annual
        Report  on Form  10-K for the  year  ended
        August   31,   1991  as  filed   with  the
        Commission on December 13, 1991).                               *

10(d)   Lease  Agreement  between  Registrant  and
        Dunwoody Shallowford Partners,  L.P. dated
        July 27, 1989  (incorporated  by reference
        to  Exhibit  10(e)  to  the   Registrant's
        Annual  Report on Form 10-K filed with the
        Commission on November 30, 1989)                                *

10(e)   Third Amendment to Lease Agreement between
        Registrant   and   Dunwoody    Shallowford
        Partners,  L.P.  dated  January  27,  1995
        (incorporated   by  reference  to  Exhibit
        10(f) to the Registrant's Annual Report on
        Form 10-K  filed  with the  Commission  on
        March 29, 1996)                                                 *

10(f)   Fourth   Amendment   to  Lease   Agreement
        between     Registrant     and    Dunwoody
        Shallowford  Partners,  L.P. dated May 16,
        1995 (incorporated by reference to Exhibit
        10(g) to the Registrant's Annual Report on
        Form 10-K  filed  with the  Commission  on
        March 29, 1996)                                                 *

10(g)   Complaint  filed by Automobile  Protection
        Corporation  against  Everest  Reinsurance
        Company  in  the  United  States  District
        Court,   Northern   District  of  Georgia,
        Atlanta   Division    (96-CV-2368-JE)   on
        September 12, 1996                                             32

11      Statement Re:  Computation  of  Per  Share
        Earnings                                                       44

22    Subsidiaries of the Registrant:
      Name Of                                     State of
      Subsidiary                                Incorporation
      ----------                                -------------
      APCO Finance and Insurance Systems, Inc.     Georgia
      Aftermarket Profit Plus, Inc.                Georgia
      W.I.N. Systems, Inc.                         Georgia
      The Aegis Group, Inc.                        Georgia
      Automobile Protection Corporation - APCO     Florida

23    Consent of Independent Accountants (Price Waterhouse)            45

27    Financial Data Schedule                                          47

_____________________________

* Incorporated by reference to the referenced document previously filed by the registrant with the Commission.


Reports on Form 8-K:   None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Automobile Protection Corporation - APCO has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

AUTOMOBILE PROTECTION CORPORATION - APCO



/s/ Larry Dorfman
--------------------------------------------------------------------------------
By:  Larry I. Dorfman                          Date: March 25, 1997
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Larry Dorfman
--------------------------------------------------------------------------------
Larry I. Dorfman                               Date: March 25, 1997
President (Principal Executive Officer)
and Director



/s/ Martin Blank
--------------------------------------------------------------------------------
Martin J. Blank                                Date: March 25, 1997
Chairman of the Board, Secretary
(Principal Operating Officer) and Director



/s/ Anthony Levinson
--------------------------------------------------------------------------------
Anthony R. Levinson                            Date: March 25, 1997
Chief Financial Officer (Principal
Accounting and Financial Officer)



/s/ Howard Miller
--------------------------------------------------------------------------------
Howard C. Miller                               Date: March 25, 1997
Director



/s/ Mechlin Moore
--------------------------------------------------------------------------------
Mechlin D. Moore                               Date: March 25, 1997
Director

                                    EXHIBITS
                                    --------
                          TO ANNUAL REPORT ON FORM 10-K
                          -----------------------------
                                DECEMBER 31, 1996
                                -----------------

EXHIBIT No.
-----------

10(g)   Complaint  filed by Automobile  Protection
        Corporation  against  Everest  Reinsurance
        Company  in  the  United  States  District
        Court,   Northern   District  of  Georgia,
        Atlanta   Division    (96-CV-2368-JE)   on
        September 12, 1996

11      Statement Re: Computation of Per Share Earnings

23      Consent of Independent Accountants (Price Waterhouse)

27      Financial Data Schedule