Form 10-Q
period 1997-03-31
AUTOMOBILE PROTECTION CORP APCO
filed 1997-05-07
CIK 833441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    March 31, 1997
                                        --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ____________

Commission file number                     0-17231
                      ----------------------------------------------------------

                    AUTOMOBILE PROTECTION CORPORATION - APCO
             (Exact name of registrant as specified in its charter)

              Georgia                                  58-1582432
--------------------------------------------------------------------------------
  (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

     15 Dunwoody Park Drive, Suite 100
            Atlanta, Georgia                             30338
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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at May 6, 1997
---------------------------------------            --------------------------
Common stock, $.001 par value per share                   10,673,253

                                Exhibits - None.
                Total number of pages, including cover page - 11.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                                      INDEX

                                                                         Page
Part I. Financial Information

Item 1. Financial Statements.

  Consolidated Balance Sheet at March 31, 1997 and
  December 31, 1996....................................................... 3

  Consolidated Statement of Income for the Three
  Month Period Ended March 31, 1997 and 1996.............................. 4

  Consolidated Statement of Cash Flows for the Three
  Month Period Ended March 31, 1997 and 1996 ............................. 5

  Notes to Consolidated Financial Statements ............................. 6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations..................................... 8

Part II. Other Information

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K

                   AUTOMOBILE PROTECTION CORPORATION - APCO
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                       March 31,  * December 31,
                                                         1997           1996
                                                     -----------     -----------
ASSETS
Current Assets:
  Cash and cash equivalents                          $ 7,852,265     $ 6,967,904
  Trading securities, at fair value                    5,951,216       5,721,730
  Investment securities held to maturity               1,952,494       1,654,209
  Accounts receivable, net of provision for
   doubtful accounts of $30,000 and $30,000            2,947,363       2,160,236
  Notes receivable                                       571,360         547,446
  Officer and employee receivables                       254,118         205,771
  Income tax refund receivable                           159,018         452,546
  Prepaid expenses                                       804,104         658,074
  Deferred tax asset                                     509,050         472,805
  Restricted cash                                      6,684,202       8,330,106
                                                     -----------     -----------
          Total current assets                        27,685,190      27,170,827

Property and equipment, net of accumulated
  depreciation of $1,803,394 and $1,716,894            1,127,823       1,117,530
Investment securities held to maturity, non current    1,574,117       2,098,089
Deposits to secure licenses                              739,141         730,276
Deferred tax asset                                        53,764          39,797
Other assets                                              61,440         104,304
                                                     ===========     ===========
                                                     $31,241,475     $31,260,823
                                                     ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable                   $ 6,684,202     $ 8,330,106
  Accounts payable                                     1,191,675       1,156,118
  Accrued liabilities                                  3,084,457       2,461,091
                                                     -----------     -----------
          Total current liabilities                   10,960,334      11,947,315
Deferred income taxes                                    219,980         103,160
Redeemable preferred stock                                   300             300
                                                     -----------     -----------
                                                      11,180,614      12,050,775
                                                     -----------     -----------
Shareholders' equity:
  Common stock; $.001 par value, 40,000,000
    authorized, 10,673,253 and 10,564,323
    issued and outstanding                                10,673          10,564
  Additional paid-in capital                          15,274,746      15,053,345
  Retained earnings                                    4,775,442       4,146,139
                                                     -----------     -----------
          Total shareholders' equity                  20,060,861      19,210,048
                                                     -----------     -----------
                                                     $31,241,475     $31,260,823
                                                     ===========     ===========

* From audited financial statements contained in Registrant's Annual Report on Form 10-K for the twelve months ended 12/31/96.







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   AUTOMOBILE PROTECTION CORPORATION - APCO
                      CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                  Three Months    Three Months
                                                     Ended            Ended
                                                March 31, 1997   March 31, 1996
                                                --------------   --------------

Revenues                                          $ 20,095,314     $ 14,352,288
Cost of sales:
  Premiums and taxes                                14,176,616       10,239,400
  Commissions and other costs                        1,647,341        1,041,129
                                                  ------------     ------------
    Total cost of sales                             15,823,957       11,280,529
                                                  ------------     ------------

                                                     4,271,357        3,071,759

Expenses:
  Compensation, selling and administrative           3,386,696        2,739,551
  Depreciation and amortization                        104,500           99,294
  Interest, dividend and other income                 (234,142)        (165,062)
                                                  ------------     ------------
                                                     3,257,054        2,673,783
                                                  ------------     ------------

Income before provision for income taxes             1,014,303          397,976
Provision for income taxes                            (385,000)        (158,000)
                                                  ------------     ------------
Net income                                        $    629,303     $    239,976
                                                  ============     ============




Net income per share                              $       0.05     $       0.02
                                                  ============     ============


Number of shares used in computing
 net income per share                               11,459,000       10,730,000







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                              Three Months Ended   Three Months Ended
                                                              ------------------   ------------------
                                                                  March 31, 1997       March 31, 1996
                                                                  --------------       --------------
Cash flows from operating activities:
  Net income                                                        $   629,303           $   239,976
                                                                    -----------           -----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                       104,500                99,294
    Deferred income taxes                                                66,608                  --
    Provision for doubtful accounts                                        --                   4,650
    Stock compensation expense                                             --                  24,600
 Change in operating assets and liabilities:
   Restricted cash                                                    1,645,904              (973,228)
   Accounts receivable                                                 (787,127)             (139,622)
   Officer and employee receivables                                     (48,347)              (59,206)
   Notes receivable                                                     (23,914)             (291,727)
   Income tax refund receivable                                         293,528                  --
   Prepaid expenses and other assets                                   (121,166)             (224,503)
   Premiums, fees and taxes payable                                  (1,645,904)              973,228
   Accounts payable                                                      35,557               248,297
   Accrued liabilities                                                  623,366               285,311
   Income taxes payable                                                    --                  75,662
   Purchases of trading securities                                     (530,486)           (2,159,012)
   Sales of trading securities                                          301,000             1,563,715
                                                                    -----------           -----------
        Total adjustments                                               (86,481)             (572,541)
                                                                    -----------           -----------
           Net cash provided by (used in) operating activities          542,822              (332,565)
                                                                    -----------           -----------
Cash flows from investing activities:
  Purchases of property and equipment                                   (96,793)             (277,413)
  Proceeds from sales of property and equipment                            --                  10,999
  Purchases of investment securities                                       --              (1,230,328)
  Redemptions and maturities of investment securities                   225,687               500,000
  Increase in deposits to secure licenses                                (8,865)               (2,592)
                                                                    -----------           -----------
           Net cash provided by (used in) investing activities          120,029              (999,334)
                                                                    -----------           -----------
Cash flows from financing activities:
  Issuance of common stock, net of underwriting fee                     221,510                84,480
                                                                    -----------           -----------
           Net cash provided by financing activities                    221,510                84,480
                                                                    -----------           -----------
Net increase (decrease) in cash and cash equivalents                    884,361            (1,247,419)
Cash and cash equivalents at beginning of period                      6,967,904             6,746,886
                                                                    -----------           -----------
Cash and cash equivalents at end of period                          $ 7,852,265           $ 5,499,467
                                                                    ===========           ===========
Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                       $      --             $    80,000
                                                                    ===========           ===========









    The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. The accompanying consolidated financial statements include the accounts of Automobile Protection Corporation - APCO and its wholly-owned subsidiaries (the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the twelve months ended December 31, 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The accompanying  consolidated  financial statements include the accounts of the
Company  and  its  wholly-owned   subsidiaries.   All  significant  intercompany
transactions and balances have been eliminated in consolidation.

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

Investment Securities
---------------------
The Company's investments consist of trading securities and of held-to-maturity securities. Trading securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recognized in earnings as incurred. Gains and losses during the periods encompassed by these financial statements were insignificant. Held to maturity securities are stated at their amortized cost. The market value of the Company's held-to-maturity securities at March 31, 1997 is $3,523,164.

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

Premiums and Taxes Payable
--------------------------
Premiums and taxes payable includes premiums due to the insurers or their agents, taxes payable to various states and amounts advanced to the Company by the insurers for payment of claims.

Advertising costs
-----------------
The Company sponsors motorsport activities to advertise its products. The Company has entered into an annual associate sponsorship agreement with Joe Gibbs Racing, Inc. and separate agreements with race track owners to sponsor race events. Direct costs associated with the Joe Gibbs Racing, Inc. associate sponsorship are expensed evenly during the year, while costs associated with race events are expensed in the month the event takes place.

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

Reclassifications
-----------------
Certain comparative amounts have been reclassified to conform with current year presentation.

3. OTHER ITEM

The Company filed a complaint against Everest Reinsurance Company (formerly Prudential Reinsurance Company, hereinafter "Everest") in September 1996 in the United States District Court, Northern District of Georgia, Atlanta division. The complaint arises from the improper denial of valid claims under various assumption of liability endorsements issued by Everest to participating dealers in 1991. In October 1996, Everest filed a motion to dismiss, asserting that the liquidation order in the insolvency of National Colonial Insurance Company ("NCIC" ) enjoins Everest from making a payment under the reinsurance agreement to anyone, other than the liquidator of NClC. The Company is awaiting the Court's decision on Everest's motion to dismiss. The Company is funding the claims submitted by dealers and has paid $285,000 through March 31, 1997. The
                                    7

Company estimates that claims and related expenses subsequent to March 31, 1997 will be an additional $590,000. The Company is vigorously pursuing this action against Everest; however, in view of the length of time that it may take to resolve the litigation and the uncertain outcome, the Company has recorded the total amount it has paid and expects to pay of $875,000 in the consolidated statement of income for the year ended December 31, 1996.


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the three months ended March 31, 1997. The discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein and the Company's Annual Report on Form 10-K for the twelve months ended December 31, 1996.


FORWARD-LOOKING STATEMENTS

When used herein and in future filings by the Company with the Securities & Exchange Commission, the words or phrases "will likely result", "management expects" or "the Company expects", "will continue", "is expected", "is anticipated", "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Certain of these risks and uncertainties are discussed herein. The industry in which the Company operates is highly competitive, with some competitors having significantly greater financial resources and name recognition than the Company. The Company depends on independent sales representatives, automobile dealers/retailers and a major automobile manufacturer to market its products. The distribution of automobiles has been subject to cyclical economic conditions in the past and could be subject to such conditions in the future, which could adversely impact the Company. A trend towards consolidation in the distribution of automobiles has commenced, which could reduce the number of franchised and independent dealers and consequently the Company's distribution. Additional risks related to insurance carriers are discussed in the "Overview" section.

OVERVIEW

The Company's primary business is the marketing and administration of extended vehicle service contracts (hereinafter referred to as "VSCs") for automobile dealers. Dealers often engage a third party administrator, such as the Company, to design a VSC program, arrange for insurance to limit their financial risk, and to perform all of the related administrative functions associated therewith. A function of the Company is to arrange for insurance to cover obligations to pay all future claims. The Company has arranged for insurance coverage to be provided by certain Underwriters at Lloyd's of London ("Lloyd's"), Greenwich Insurance Company ("Greenwich") and Indian Harbor Insurance Company ("Indian Harbor"). Greenwich and Indian Harbor are wholly-owned subsidiaries of NAC Re Corporation. During the first quarter of 1997, in addition to the above, insurance coverage has also been provided by Illinois Union Insurance Company, a subsidiary of CIGNA Property and Casualty Company (collectively "CIGNA"). Greenwich, Indian Harbor and CIGNA may choose to purchase reinsurance from Lloyd's and other reinsurers, including NAC Re Corporation. Most of the VSC's accepted by the Company for administration between 1991 and 1996 are insured by Lloyd's. The availability of insurance coverage at competitive rates and of insurance funds to make claims payments, including the financial condition of the insurance carriers, is critical to the Company and any disruption could have a material adverse effect on the Company.

The Company's reported revenues represent the amount it bills to automobile dealers, which is based on rate schedules developed by the Company. The amounts billed consider insurance, taxes, commissions and other costs and profit. The Company's reported cost of sales represents the amounts it pays to the insurers for insurance, state insurance taxes and commissions to its sales representatives.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the next twenty four months. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. At March 31, 1997, the Company had working capital of $16,724,856 (compared to $15,223,512 at December 31, 1996) and investment securities with maturities greater than twelve months of $1,574,117 (compared to $2,098,089 at December 31, 1996). The net increase in working capital and investment securities of $977,372 is attributable to operations ($755,862) and the exercise of stock options ($221,510). The Company invests its funds in treasury securities, municipal bonds and financial instruments with maturities of less than five years and money market accounts. There is no plan to distribute funds to shareholders through a dividend or to repurchase shares.

RESULTS OF OPERATIONS

Three  months ended March 31, 1997  ("1997")  compared to the three months ended
--------------------------------------------------------------------------------
March 31, 1996 ("1996").
------------------------

Revenues for 1997 increased by 40% or $5,743,026 to $20,095,314 over 1996. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues for 1996. EasyCare(R) revenues increased due to production under the EasyCare(R) Certified Pre-Owned Vehicle Program, the signing of additional automobile dealers to EasyCare(R) by the Company's independent sales representatives and from 74% unit growth under the contract with American Honda Finance Corporation.

The Company's gross margin declined slightly to 21.3% of revenues in 1997 from 21.4% of revenues in 1996. Gross margin is impacted by the mix of new and used, makes and models of vehicles and the types of coverage sold. The overall gross margin for 1997 reflects production from the EasyCare(R) Certified Pre-Owned Vehicle program, which has a different margin structure to the standard EasyCare(R) service contract and offers additional benefits to the dealer and consumer. It is anticipated that the new program will generate additional gross profit for the Company due to the limited warranty component.

Compensation, selling and administrative expenses for 1997 increased by 24% or $647,145 to $3,386,696 over 1996. The increase for 1997 is primarily attributable to compensation and printing costs. Offsetting these costs was a reduction in professional fees of $90,000. Compensation cost increased by $493,000 in 1997 to support the growth of the business. The Company's printing costs increased by $146,000 due to costs incurred in connection with higher sales volumes and the introduction of the EasyCare(R) Certified Pre-Owned Vehicle program.

Interest, dividend and other income for 1997 increased by 42% or $69,080 to $234,142 over 1996. The increase is due to the larger cash and investment securities balances on hand.

The Company recorded a provision for income taxes in 1997 of $385,000 compared to $158,000 for 1996. The increase is primarily due to higher pretax income.

                              II. OTHER INFORMATION

Item 2. Changes in Securities
-----------------------------

During the first quarter of 1997, the Company issued the following  unregistered securities:

                                                                      Exemption
                                                  Consideration            from
Date of sale    Title of security   Number sold        received    registration   Option terms
------------    -----------------   -----------        --------    ------------   ------------
1/97-2/97            Common stock        87,500         $196,875          4 (2)
                      issued upon
              exercise of options
                       granted to
                      consultants


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

/s/ Martin J. Blank                                     May 7, 1997
-----------------------------------                ------------------
Martin J. Blank                                            Date
Secretary (Duly Authorized Officer)



/s/ Anthony R. Levinson                                 May 7, 1997
-----------------------------------                ------------------
Anthony R. Levinson                                         Date
Chief Financial Officer (Principal
Financial and Accounting Officer,
Duly Authorized Officer)