Form 10-Q
period 1997-06-30
AUTOMOBILE PROTECTION CORP APCO
filed 1997-08-13
CIK 833441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    June 30, 1997
                                        --------------

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                             Outstanding at August 12, 1997
---------------------------------------         ------------------------------
Common stock, $.001 par value per share                   10,750,920

                               Exhibits - Page 15.
                Total number of pages, including cover page - 32.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                                      INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

  Consolidated Balance Sheet at June 30, 1997 and
  December 31, 1996......................................................... 3

  Consolidated Statement of Income for the Three
  Month Period Ended June 30, 1997 and 1996................................. 4

  Consolidated Statement of Income for the Six
  Month Period Ended June 30, 1997 and 1996................................. 5

  Consolidated Statement of Cash Flows for the Six
  Month Period Ended June 30, 1997 and 1996 ................................ 6

  Notes to Consolidated Financial Statements ............................... 7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................................... 9

PART II. OTHER INFORMATION

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K

                   AUTOMOBILE PROTECTION CORPORATION - APCO
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                       June 30,   * December 31,
                                                         1997           1996
                                                     -----------     -----------
ASSETS
Current Assets:
  Cash and cash equivalents                          $ 8,203,809     $ 6,967,904
  Trading securities, at fair value                    6,862,265       5,721,730
  Investment securities held to maturity               2,209,814       1,654,209
  Accounts receivable, net of provision for doubtful
   accounts of $30,000 and $30,000                     3,212,726       2,160,236
  Notes receivable                                       951,976         547,446
  Officer and employee receivables                       216,472         205,771
  Income tax refund receivable                              --           452,546
  Prepaid expenses                                       596,315         658,074
  Deferred tax asset                                     555,565         472,805
  Restricted cash                                      8,649,543       8,330,106
                                                     -----------     -----------
          Total current assets                        31,458,485      27,170,827
Property and equipment, net of accumulated
  depreciation of $1,895,394 and $1,716,894            1,127,523       1,117,530
Investment securities held to maturity, non current    1,549,882       2,098,089
Deposits to secure licenses                              736,930         730,276
Deferred tax asset                                        60,016          39,797
Other assets                                              46,455         104,304
                                                     -----------     -----------
                                                     $34,979,291     $31,260,823
                                                     ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable                   $ 8,649,543     $ 8,330,106
  Accounts payable                                     1,278,950       1,156,118
  Accrued liabilities                                  3,608,235       2,461,091
  Current income taxes payable                           257,305            --
                                                     -----------     -----------
          Total current liabilities                   13,794,033      11,947,315
Deferred income taxes                                    151,424         103,160
Redeemable preferred stock                                   300             300
                                                     -----------     -----------
                                                      13,945,757      12,050,775
                                                     -----------     -----------
Shareholders' equity:
  Common stock; $.001 par value, 40,000,000 authorized,
    10,723,302 and 10,564,323 issued and outstanding     10,723          10,564
  Additional paid-in capital                          15,362,280      15,053,345
  Retained earnings                                    5,660,531       4,146,139
                                                     -----------     -----------
          Total shareholders' equity                  21,033,534      19,210,048
                                                     -----------     -----------
                                                     $34,979,291     $31,260,823
                                                     ===========     ===========

* From audited financial statements contained in Registrant's Annual Report on Form 10-K for the twelve months ended 12/31/96.




                The accompanying notes are an integral part of
                    these consolidated financial statements.

                   AUTOMOBILE PROTECTION CORPORATION - APCO
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                                  Three Months     Three Months
                                                     Ended             Ended
                                                 June 30, 1997     June 30, 1996
                                                 -------------     -------------

Revenues                                          $ 23,797,029     $ 17,726,638
Cost of sales:
  Premiums and taxes                                16,710,796       12,460,360
  Commissions and other costs                        2,236,584        1,447,322
                                                  ------------     ------------
    Total cost of sales                             18,947,380       13,907,682
                                                  ------------     ------------

                                                     4,849,649        3,818,956

Expenses:
  Compensation, selling and administrative           3,568,624        2,708,803
  Depreciation and amortization                        110,000          107,000
  Interest, dividend and other income                 (259,064)        (167,715)
                                                  ------------     ------------
                                                     3,419,560        2,648,088
                                                  ------------     ------------

Income before provision for income taxes             1,430,089        1,170,868
Provision for income taxes                             545,000          445,000
                                                  ------------     ------------
Net income                                        $    885,089     $    725,868
                                                  ============     ============



Net income per share                              $       0.08     $       0.07
                                                  ============     ============


Number of shares used in computing
 net income per share                               11,457,000       10,983,000









                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                                   Six Months       Six Months
                                                      Ended           Ended
                                                 June 30, 1997    June 30, 1996
                                                 -------------    -------------

Revenues                                          $ 43,892,343     $ 32,078,926
Cost of sales:
  Premiums and taxes                                30,887,412       22,699,760
  Commissions and other costs                        3,883,925        2,488,451
                                                  ------------     ------------
    Total cost of sales                             34,771,337       25,188,211
                                                  ------------     ------------

                                                     9,121,006        6,890,715

Expenses:
  Compensation, selling and administrative           6,955,320        5,448,354
  Depreciation and amortization                        214,500          206,294
  Interest, dividend and other income                 (493,206)        (332,777)
                                                  ------------     ------------
                                                     6,676,614        5,321,871
                                                  ------------     ------------

Income before provision for income taxes             2,444,392        1,568,844
Provision for income taxes                             930,000          603,000
                                                  ------------     ------------
Net income                                        $  1,514,392     $    965,844
                                                  ============     ============




Net income per share                              $       0.13     $       0.09
                                                  ============     ============


Number of shares used in computing
 net income per share                               11,432,000       10,884,000









                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   AUTOMOBILE PROTECTION CORPORATION - APCO
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                             Six Months Ended  Six Months Ended
                                                                June 30, 1997     June 30, 1996
Cash flows from operating activities:
  Net income                                                      $ 1,514,392       $   965,844
                                                                  -----------       -----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                     214,500           206,294
    Deferred income taxes                                             (54,715)          186,499
    Provision for doubtful accounts                                                       8,650
    Stock compensation expense                                                           49,200
 Change in operating assets and liabilities:
   Restricted cash                                                   (319,437)       (7,104,256)
   Accounts receivable                                             (1,052,490)         (709,857)
   Officer and employee receivables                                   (10,701)            6,850
   Notes receivable                                                  (404,530)         (169,440)
   Income tax refund receivable                                       452,546
   Prepaid expenses and other assets                                   83,608          (224,334)
   Premiums, fees and taxes payable                                   319,437         7,104,256
   Accounts payable                                                   122,832           390,811
   Accrued liabilities                                              1,147,144           489,025
   Income taxes payable                                               257,305           (40,837)
   Purchases of trading securities                                 (2,649,800)       (4,393,143)
   Sales of trading securities                                      1,509,265         3,147,193
                                                                  -----------       -----------
        Total adjustments                                            (385,036)       (1,053,089)
                                                                  -----------       -----------
           Net cash provided by (used in) operating activities      1,129,356           (87,245)
                                                                  -----------       -----------
Cash flows from investing activities:
  Purchases of property and equipment                                (188,493)         (403,351)
  Proceeds from sales of property and equipment                                          10,999
  Purchases of investment securities                                 (375,628)       (1,444,581)
  Redemptions and maturities of investment securities                 368,230           545,000
  Increase in deposits to secure licenses                              (6,654)           (6,312)
                                                                  -----------       -----------
           Net cash used in investing activities                     (202,545)       (1,298,245)
                                                                  -----------       -----------
Cash flows from financing activities:
  Issuance of common stock                                            309,094         1,073,436
                                                                  -----------       -----------
           Net cash provided by financing activities                  309,094         1,073,436
                                                                  -----------       -----------
Net increase (decrease) in cash and cash equivalents                1,235,905          (312,054)
Cash and cash equivalents at beginning of period                    6,967,904         6,746,886
                                                                  -----------        ----------
Cash and cash equivalents at end of period                        $ 8,203,809       $ 6,434,832
                                                                  ===========       ===========
Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                     $   250,000       $   375,000
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

Investment Securities
---------------------
The Company's investments consist of trading securities and of held-to-maturity securities. Trading securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recognized in earnings as incurred. Gains and losses during the periods encompassed by these financial statements were insignificant. Held to maturity securities are stated at their amortized cost. The market value of the Company's held-to-maturity securities at June 30, 1997 is $3,761,176.

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

3. OTHER ITEM

The Company filed a complaint against Everest Reinsurance Company (formerly Prudential Reinsurance Company, hereinafter "Everest") in September 1996 in the United States District Court, Northern District of Georgia, Atlanta division. The complaint arises from the improper denial of valid claims under various assumption of liability endorsements issued by Everest to participating dealers in 1991. In October 1996, Everest filed a motion to dismiss, asserting that the liquidation order in the insolvency of National Colonial Insurance Company ("NCIC") enjoins Everest from making a payment under the reinsurance agreement to anyone, other than the liquidator of NCIC. At a recent hearing in the NCIC liquidation matter, the state judge did not enjoin the Company from making a claim directly against Everest. The Company is in the process of reviewing its request to the District Court to rule on the Company's pending motions. The
                                       8

Company is funding the claims submitted by dealers and has paid $390,000 through June 30, 1997. The Company is vigorously pursuing this action against Everest; however, in view of the length of time that it may take to resolve the litigation and the uncertain outcome, the Company recorded the total amount it has paid and expects to pay, equal to $875,000, in the consolidated statement of income for the year ended December 31, 1996.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the three and six months ended June 30, 1997. The discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein and the Company's Annual Report on Form 10-K for the twelve months ended December 31, 1996.

FORWARD-LOOKING STATEMENTS

When used herein and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result", "management expects" or "the Company expects", "will continue", "is expected", "is anticipated", "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

OVERVIEW

The Company's primary business is the marketing and administration of extended vehicle service contracts (hereinafter referred to as "VSCs") for automobile dealers. Dealers often engage a third party administrator, such as the Company, to design a VSC program, arrange for insurance to limit their financial risk, and to perform all of the related administrative functions associated therewith. A function of the Company is to arrange for insurance to cover obligations to pay all future claims. The Company has arranged for insurance coverage to be provided by certain Underwriters at Lloyd's of London ("Lloyd's"), Greenwich Insurance Company ("Greenwich"), Indian Harbor Insurance Company ("Indian Harbor") and Illinois Union Insurance Company, a subsidiary of CIGNA Property and Casualty Company (collectively "CIGNA"). Greenwich and Indian Harbor are wholly-owned subsidiaries of NAC Re Corporation. Greenwich, Indian Harbor and CIGNA may choose to purchase reinsurance from Lloyd's and other reinsurers, including NAC Re Corporation. Most of the VSC's accepted by the Company for administration between 1991 and 1996 are insured by Lloyd's. The availability of insurance coverage at competitive rates and of insurance funds to make claims payments, including the financial condition of the insurance carriers, is critical to the Company and any disruption could have a material adverse effect on the Company.

The Company's reported revenues represent the amount it bills to automobile dealers, which is based on rate schedules developed by the Company. The amounts billed consider insurance, taxes, commissions and other costs and profit. The Company's reported cost of sales represents the amounts it pays to the insurers for insurance, state insurance taxes and commissions to its sales representatives.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the next twenty four months. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. At June 30, 1997, the Company had working capital of $17,664,452 (compared to $15,223,512 at December 31, 1996) and investment securities with maturities greater than twelve months of $1,549,882 (compared to $2,098,089 at December 31, 1996). The net increase in working capital and investment securities of $1,892,733 is attributable to operations ($1,583,639) and the exercise of stock options ($309,094). The Company invests its funds in treasury securities, municipal bonds and financial instruments with maturities of less than five years and money market accounts. There is no plan to distribute funds to shareholders through a dividend or to repurchase shares.

RESULTS OF OPERATIONS

Three  months  ended June 30, 1997  ("1997")  compared to the three months ended
--------------------------------------------------------------------------------
June 30, 1996 ("1996").
-----------------------

Revenues for 1997 increased by 34% or $6,070,391 to $23,797,029 over 1996. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues. EasyCare(R) revenues increased due to production under the EasyCare(R) Certified Pre-Owned Vehicle Program, the signing of additional automobile dealers to EasyCare(R) by the Company's independent sales representatives and from 68% unit growth under the contract with American Honda Finance Corporation.

The Company's gross margin was 20.3% of revenues in 1997 compared to 21.5% of revenues in 1996. Gross margin is impacted by the mix of new and used, makes and models of vehicles and the types of coverage sold. The overall gross margin for 1997 reflects production from the EasyCare(R) Certified Pre-Owned Vehicle program, which has a different margin structure to the standard EasyCare(R) service contract and offers additional benefits to the dealer and consumer, such as service recapture. Additionally, the volume of business under the contract with American Honda Finance Corporation, which has a lower margin than the core business, increased at a faster rate than the core business.

Compensation, selling and administrative expenses for 1997 increased by 32% or $859,821 to $3,568,624 over 1996. The increase for 1997 is primarily attributable to compensation and marketing costs. Compensation cost increased by $383,000 in 1997 to support the growth of the business. Marketing costs increased by $163,000 due to additional promotional events (including motorsports) and the EasyCare(R) Certified Pre-Owned Vehicle program in the current quarter.

Interest, dividend and other income for 1997 increased by 54% or $91,349 to $259,064 over 1996. The increase is due to the larger cash and investment securities balances on hand.

The Company recorded a provision for income taxes in 1997 of $545,000 compared to $445,000 for 1996. The increase is primarily due to higher pretax income.

Six months  ended June 30, 1997  ("1997")  compared to the six months ended June
--------------------------------------------------------------------------------
30, 1996 ("1996").
------------------

Revenues for 1997 increased by 37% or $11,813,417 to $43,892,343  over 1996. The
Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues for 1996. EasyCare(R) revenues increased due to production under the EasyCare(R) Certified Pre-Owned Vehicle Program, the signing of additional automobile dealers to EasyCare(R) by the Company's independent sales representatives and from 71% unit growth under the contract with American Honda Finance Corporation.

The Company's gross margin was 20.8% of revenues in 1997 compared to 21.5% of revenues in 1996. Gross margin is impacted by the mix of new and used, makes and models of vehicles and the types of coverage sold. The overall gross margin for 1997 reflects production from the EasyCare(R) Certified Pre-Owned Vehicle program, which has a different margin structure to the standard EasyCare(R) service contract and offers additional benefits to the dealer and consumer, such as service recapture. Additionally, the volume of business under the contract with American Honda Finance Corporation, which has a lower margin than the core business, increased at a faster rate than the core business.

Compensation, selling and administrative expenses for 1997 increased by 28% or $1,506,966 to $6,955,320 over 1996. The increase for 1997 is primarily attributable to compensation, printing/fulfillment and marketing costs.
Compensation cost increased by $876,000 in 1997 to support the growth of the business. The Company's printing/fulfillment costs increased by $95,000 due to costs incurred in connection with higher sales volumes and the introduction of the EasyCare(R) Certified Pre-Owned Vehicle program. Marketing costs increased by $226,000 due to additional promotional events (including motorsports) and the EasyCare(R) Certified Pre-Owned Vehicle program in the current year.

Interest, dividend and other income for 1997 increased by 48% or $160,429 to $493,206 over 1996. The increase is due to the larger cash and investment securities balances on hand.

The Company recorded a provision for income taxes in 1997 of $930,000 compared to $603,000 for 1996. The increase is primarily due to higher pretax income.


                              II. OTHER INFORMATION

Item 2. Changes in Securities
-----------------------------

At the Annual Meeting of Shareholders held on June 12, 1997, the shareholders of the Company approved amendments to the Articles of Incorporation (i) to provide for a board of directors divided into four classes, each class having staggered terms, (ii) to require that all shareholder action by written consent be by all the shareholders entitled to vote thereon, (iii) to provide that only certain persons, not including shareholders, may call special meetings of shareholders,
(iv) to provide that notice of shareholder proposals at an annual meeting be given to the Secretary of the Company in advance of the meeting, (v) to provide that nominations of directors by shareholders be given to the Secretary of the Company in advance of an annual meeting, and (vi) to provide for a 66 2/3% vote to amend or repeal the above provisions and to change the creation of the staggered board of directors.

The amendments will enhance the continuity and stability of the Company's management by making it more difficult and time-consuming for a third party to gain control of the Company's board of directors. The amendments will provide the Company's management with the means and opportunity to defend shareholder interests. The amendments may make it more difficult or may discourage an unsolicited tender offer, proxy contest or assumption of control by a holder of a large block of the Common Stock of the Company and the removal of incumbent management.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Company held its annual meeting of stockholders on June 12, 1997. The matters presented to the stockholders were (i) the proposal to amend the Amended and Restated articles of Incorporation of the Company ("Articles of Incorporation") to provide for the classification of the board of directors of the company into four classes, serving staggered terms, (ii) the election of four directors, (iii) the proposal to approve other changes to the Articles of Incorporation to require that all shareholder action by written consent be by all the shareholders entitled to vote thereon, (a) to provide that only certain persons, not including shareholders, may call special meetings of shareholders,
(b) to provide that notice of shareholder proposals at an annual meeting be given to the Secretary of the Company in advance of the meeting, (c) to provide that nominations of directors by shareholders be given to the Secretary of the Company in advance of an annual meeting, and (d) to provide for a 66 2/3 vote to amend or repeal the above provisions and the amendment to create the staggered board of directors, and (iv) the approval of the 1997 Performance Equity Plan. The votes cast on the issues are as follows:

(i)   The amendment to classify the board of directors:
      For: 6,013,700;   Against: 549,750;   Abstain: 60,813

(ii)  The election of directors:
                                For               Withhold
                                ---               --------
        Martin J. Blank         10,311,776        49,225
        Larry I. Dorfman        10,311,476        49,525
        Howard C. Miller        10,298,386        62,615
        Mechlin D. Moore        10,298,386        62,615

(iii) The amendments to change the manner in which meetings are conducted:
      For: 5,812,017;   Against: 597,213;   Abstain: 193,033

(iv)  The 1997 Performance Equity Plan:
      For: 9,254,923;   Against: 864,448;   Abstain: 148,370



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

  (a)    Exhibits:

         3.1  Amendment dated  June  30,  1997  to  the  Amended  and   Restated
              Certificate of Incorporation.

         10.1 Form of 1997 Performance Equity Plan

  (b)    Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AUTOMOBILE PROTECTION CORPORATION - APCO

/s/ Martin J. Blank                                       August 12, 1997
-----------------------------------                     ------------------
Martin J. Blank                                                 Date
Secretary (Duly Authorized Officer)



/s/ Anthony R. Levinson                                   August 12, 1997
-----------------------------------                     ------------------
Anthony R. Levinson                                             Date
Chief Financial Officer (Principal
Financial and Accounting Officer,
Duly Authorized Officer)