Form 10-Q
period 1997-09-30
AUTOMOBILE PROTECTION CORP APCO
filed 1997-11-13
CIK 833441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    September 30, 1997
                                        ------------------

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
                                              ---   ---
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                             Outstanding at October 31, 1997
---------------------------------------         -------------------------------
Common stock, $.001 par value per share                   10,931,492

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                                      INDEX

                                                                          Page
Part I. Financial Information

Item 1. Financial Statements.

  Consolidated Balance Sheet at September 30, 1997 and
  December 31, 1996........................................................ 3

  Consolidated Statement of Income for the Three
  Month Period Ended September 30, 1997 and 1996........................... 4

  Consolidated Statement of Income for the Nine
  Month Period Ended September 30, 1997 and 1996........................... 5

  Consolidated Statement of Cash Flows for the Nine
  Month Period Ended September 30, 1997 and 1996 .......................... 6

  Notes to Consolidated Financial Statements .............................. 7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations...................................... 9

Part II. Other Information

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                         September 30, * December 31,
                                                              1997         1996
                                                          -----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents                               $10,716,769   $ 6,967,904
  Trading securities, at fair value                         6,713,672     5,721,730
  Investment securities held to maturity                    3,221,211     1,654,209
  Accounts receivable, net of provision for doubtful
   accounts of $40,000 and $30,000                          3,881,816     2,160,236
  Notes receivable                                            861,171       547,446
  Officer and employee receivables                            240,394       205,771
  Income tax refund receivable                                              452,546
  Prepaid expenses                                            579,309       658,074
  Deferred tax asset                                          611,064       472,805
  Restricted cash                                          10,536,258     8,330,106
                                                          -----------   -----------
          Total current assets                             37,361,664    27,170,827
Property and equipment, net of accumulated
  depreciation of $1,987,156 and $1,716,894                 1,225,754     1,117,530
Investment securities held to maturity, non current           524,246     2,098,089
Deposits to secure licenses                                   745,910       730,276
Deferred tax asset                                             64,997        39,797
Other assets                                                   33,690       104,304
                                                          -----------   -----------
                                                          $39,956,261   $31,260,823
                                                          ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable                        $10,536,258   $ 8,330,106
  Accounts payable                                          1,627,543     1,156,118
  Accrued liabilities                                       4,388,199     2,461,091
  Current income taxes payable                                493,244
                                                          -----------   -----------
          Total current liabilities                        17,045,244    11,947,315
Deferred income taxes                                         345,284       103,160
Redeemable preferred stock                                        300           300
                                                          -----------   -----------
                                                           17,390,828    12,050,775
                                                          -----------   -----------
Shareholders' equity:
  Common stock; $.001 par value, 40,000,000 authorized,
    10,866,577 and 10,564,323 issued and outstanding           10,867        10,564
  Additional paid-in capital                               15,552,123    15,053,345
  Retained earnings                                         7,002,443     4,146,139
                                                          -----------   -----------
          Total shareholders' equity                       22,565,433    19,210,048
                                                          -----------   -----------
                                                          $39,956,261   $31,260,823
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

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                Three Months Ended   Three Months Ended
                                                ------------------   ------------------
                                                September 30, 1997   September 30, 1996
                                                ------------------   ------------------
Revenues                                              $ 27,087,863         $ 18,642,959
Cost of sales:
  Premiums and taxes                                    17,604,493           12,016,556
  Commissions and other costs                            3,956,858            2,607,863
                                                      ------------         ------------
    Total cost of sales                                 21,561,351           14,624,419
                                                      ------------         ------------

                                                         5,526,512            4,018,540

Expenses:
  Compensation, selling and administrative               3,565,656            2,952,983
  Depreciation and amortization                            111,000              121,500
  Interest, dividend and other income                     (326,745)            (212,657)
                                                      ------------         ------------
                                                         3,349,911            2,861,826
                                                      ------------         ------------

Income before provision for income taxes                 2,176,601            1,156,714
Provision for income taxes                                 834,689              437,000
                                                      ------------         ------------
Net income                                            $  1,341,912         $    719,714
                                                      ============         ============




Net income per share (primary and fully diluted)      $       0.11         $       0.06
                                                      ============         ============


Number of shares used in computing
net income per share:
                                   Primary basis       11,777,000           11,495,000
                             Fully diluted basis       11,881,000           11,550,000

















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                   Nine Months Ended    Nine Months Ended
                                                   -----------------    -----------------
                                                  September 30, 1997   September 30, 1996
                                                  ------------------   ------------------
Revenues                                                $ 70,980,206         $ 50,721,885
Cost of sales:
  Premiums and taxes                                      45,983,441           32,706,212
  Commissions and other costs                             10,349,247            7,106,418
                                                        ------------         ------------
    Total cost of sales                                   56,332,688           39,812,630
                                                        ------------         ------------

                                                          14,647,518           10,909,255

Expenses:
  Compensation, selling and administrative                10,520,976            8,401,337
  Depreciation and amortization                              325,500              327,794
  Interest, dividend and other income                       (819,951)            (545,434)
                                                        ------------         ------------
                                                          10,026,525            8,183,697
                                                        ------------         ------------

Income before provision for income taxes                   4,620,993            2,725,558
Provision for income taxes                                 1,764,689            1,040,000
                                                        ------------         ------------
Net income                                              $  2,856,304         $  1,685,558
                                                        ============         ============




Net income per share (primary and fully diluted)        $       0.24         $       0.15
                                                        ============         ============


Number of shares used in computing
 net income per share:
                                    Primary basis        11,665,000            11,027,000
                              Fully diluted basis        11,769,000            11,081,000















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                        Nine Months Ended    Nine Months Ended
                                                       September 30, 1997   September 30, 1996
                                                       ------------------   ------------------
Cash flows from operating activities:
  Net income                                                 $  2,856,304         $  1,685,558
                                                             ------------         ------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                 325,500              327,794
    Deferred income taxes                                          78,665              302,547
    Provision for doubtful accounts                                10,000               15,650
    Tax benefit from stock option exercise                                             634,000
    Stock compensation expense                                                          73,800
 Change in operating assets and liabilities:
   Restricted cash                                             (2,206,152)          (2,005,837)
   Accounts receivable                                         (1,731,580)            (349,421)
   Officer and employee receivables                               (34,623)              30,819
   Notes receivable                                              (313,725)             (20,428)
   Income tax refund receivable                                   452,546             (803,675)
   Prepaid expenses and other assets                               95,379             (406,010)
   Premiums, fees and taxes payable                             2,206,152            2,005,837
   Accounts payable                                               471,425              470,698
   Accrued liabilities                                          1,927,108              832,304
   Income taxes payable                                           493,244              (51,000)
   Purchases of trading securities                             (4,226,207)          (6,265,990)
   Sales of trading securities                                  3,234,265            4,647,193
                                                             ------------         ------------
        Total adjustments                                         781,997             (561,719)
                                                             ------------         ------------
           Net cash provided by operating activities            3,638,301            1,123,839
                                                             ------------         ------------
Cash flows from investing activities:
  Purchases of property and equipment                            (389,724)            (617,622)
  Proceeds from sales of property and equipment                    10,000               10,999
  Purchases of investment securities                             (386,467)          (2,570,993)
  Redemptions and maturities of investment securities             393,308            1,545,000
  Increase in deposits to secure licenses                         (15,634)              (8,904)
                                                             ------------         ------------
           Net cash used in investing activities                 (388,517)          (1,641,520)
                                                             ------------         ------------
Cash flows from financing activities:
  Issuance of common stock                                        499,081            2,009,955
                                                             ------------         ------------
           Net cash provided by financing activities              499,081            2,009,955
                                                             ------------         ------------
Net increase in cash and cash equivalents                       3,748,865            1,492,274
Cash and cash equivalents at beginning of period                6,967,904            6,746,886
                                                             ------------         ------------
Cash and cash equivalents at end of period                   $ 10,716,769         $  8,239,160
                                                             ============         ============
Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                $    715,370         $    875,000
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

Investment Securities
---------------------
The Company's investments consist of trading securities and of held-to-maturity securities. Trading securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recognized in earnings as incurred. Gains and losses during the periods encompassed by these financial statements were insignificant. Held to maturity securities are stated at their amortized cost. The market value of the Company's held-to-maturity securities at September 30, 1997 is $3,750,911.

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

Net Income per Common Share
---------------------------
Net income per share has been calculated based on the weighted average number of common shares and common share equivalents outstanding during each period presented. Primary and fully diluted net income per share are the same during the periods presented herein.

Reclassifications
-----------------
Certain comparative amounts have been reclassified to conform with current year presentation.

3. OTHER ITEM

The Company filed a complaint against Everest Reinsurance Company (formerly Prudential Reinsurance Company, hereinafter "Everest") in September 1996 in the United States District Court, Northern District of Georgia, Atlanta division. The complaint arises from the improper denial of valid claims under various assumption of liability endorsements issued by Everest to participating dealers in 1991. In October 1996, Everest filed a motion to dismiss, asserting that the liquidation order in the insolvency of National Colonial Insurance Company ("NCIC") enjoins Everest from making a payment under the reinsurance agreement to anyone, other than the liquidator of NCIC. On August 12, 1997, the U.S. judge issued an order which denied Everest's motion to dismiss. The Company is funding the claims submitted by dealers and has paid $460,000 through September 30, 1997. The Company is vigorously pursuing this action against Everest; however, in view of the length of time that it may take to resolve the litigation and the uncertain outcome, the Company recorded the total amount it has paid and expects to pay, equal to $875,000, in the consolidated statement of income for the year ended December 31, 1996.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the three and nine months ended September 30, 1997. The discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein and the Company's Annual Report on Form 10-K for the twelve months ended December 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the next twenty four months. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. At September 30, 1997, the Company had working capital of $20,316,420 (compared to $15,223,512 at December 31, 1996) and investment securities with maturities greater than twelve months of $524,246 (compared to $2,098,089 at December 31, 1996). The net increase in working capital and investment securities of $3,519,065 is attributable to operations ($3,019,984) and the exercise of stock options ($499,081). The Company invests its funds in treasury securities, municipal bonds and financial instruments with maturities of less than five years and money market accounts. There is no plan to distribute funds to shareholders through a dividend or to repurchase shares.

RESULTS OF OPERATIONS

Three  months ended  September  30, 1997  ("1997")  compared to the three months
--------------------------------------------------------------------------------
ended September 30, 1996 ("1996").
----------------------------------

Revenues for 1997 increased by 45% or $8,444,904 to $27,087,863 over 1996. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues. EasyCare(R) revenues increased due to production under the EasyCare(R) Certified Pre-Owned Vehicle Program, the signing of additional automobile dealers to EasyCare(R) by the Company's independent sales representatives and from 77% unit growth under the contract with American Honda Finance Corporation.

The Company's gross margin was 20.4% of revenues in 1997 compared to 21.6% of revenues in 1996. Gross margin is impacted by the mix of new and used, makes and models of vehicles and the types of coverage sold. The overall gross margin for 1997 reflects production from the EasyCare(R) Certified Pre-Owned Vehicle program, which has a different margin structure to the standard EasyCare(R) service contract and offers additional benefits to the dealer and consumer, such as service recapture. Additionally, the volume of business under the contract with American Honda Finance Corporation, which has a lower margin than the core business, increased at a faster rate than the core business.

Compensation, selling and administrative expenses for 1997 increased by 20.7% or $612,673 to $3,565,656 over 1996. The increase for 1997 is primarily attributable to compensation, printing and marketing costs. Compensation cost increased by $400,000 in 1997 to support the growth of the business. The Company's printing/fulfillment costs increased by $96,000 due to costs incurred in connection with higher sales volumes and new programs. Marketing costs increased by $121,000 due to additional promotional events (including motorsports) in the current quarter.

Interest, dividend and other income for 1997 increased by 53.6% or $114,088 to $326,745 over 1996. The increase is due to the larger cash and investment securities balances on hand.

The Company recorded a provision for income taxes in 1997 of $834,689 compared to $437,000 for 1996. The increase is primarily due to higher pretax income.

Nine months ended September 30, 1997 ("1997")  compared to the nine months ended
--------------------------------------------------------------------------------
September 30, 1996 ("1996").
----------------------------

Revenues for 1997 increased by 40% or $20,258,321 to $70,980,206  over 1996. The
Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues for 1996. EasyCare(R) revenues increased due to production under the EasyCare(R) Certified Pre-Owned Vehicle Program, the signing of additional automobile dealers to EasyCare(R) by the Company's independent sales representatives and from 73% unit growth under the contract with American Honda Finance Corporation.

The Company's gross margin was 20.6% of revenues in 1997 compared to 21.5% of revenues in 1996. Gross margin is impacted by the mix of new and used, makes and models of vehicles and the types of coverage sold. The overall gross margin for 1997 reflects production from the EasyCare(R) Certified Pre-Owned Vehicle program, which has a different margin structure to the standard EasyCare(R) service contract and offers additional benefits to the dealer and consumer, such as service recapture. Additionally, the volume of business under the contract with American Honda Finance Corporation, which has a lower margin than the core business, increased at a faster rate than the core business.

Compensation, selling and administrative expenses for 1997 increased by 25.2% or $2,119,639 to $10,520,976 over 1996. The increase for 1997 is primarily attributable to compensation, printing/fulfillment and marketing costs. Compensation cost increased by $1,297,000 in 1997 to support the growth of the business. The Company's printing/fulfillment costs increased by $426,000 due to costs incurred in connection with higher sales volumes and new programs. Marketing costs increased by $347,000 due to additional promotional events (including motorsports) and the EasyCare(R) Certified Pre-Owned Vehicle program in the current year.

Interest, dividend and other income for 1997 increased by 50.3% or $274,517 to $819,951 over 1996. The increase is due to the larger cash and investment securities balances on hand.

The Company recorded a provision for income taxes in 1997 of $1,764,689 compared to $1,040,000 for 1996. The increase is primarily due to higher pretax income.

                              II. OTHER INFORMATION

Item 2. Changes in Securities
-----------------------------

During the third quarter of 1997, the Company issued the following securities:

                                                                         Exemption
                                                      Consideration           from
Date of sale       Title of security    Number sold        received   registration   Option terms
---------------    -----------------    -----------        --------   ------------   ------------

8/97-9/97               Common stock        109,000        $121,960           4 (2)
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

/s/ Martin J. Blank                                      November 12, 1997
-----------------------------------                     ------------------
Martin J. Blank                                                Date
Secretary (Duly Authorized Officer)



/s/ Anthony R. Levinson                                  November 12, 1997
-----------------------------------                     ------------------
Anthony R. Levinson                                             Date
Chief Financial Officer (Principal
Financial and Accounting Officer,
Duly Authorized Officer)