Form 10-K
period 1997-12-31
AUTOMOBILE PROTECTION CORP APCO
filed 1998-03-30
CIK 833441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                          -----------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                     to

Commission file number          0-17231
                                -------

         AUTOMOBILE PROTECTION CORPORATION - APCO
         ----------------------------------------
                    (Exact name of registrant as specified in its charter)
         Georgia                                              58-1582432
         -------                                              ----------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)

         15 Dunwoody Park Drive,  Suite 100
         Atlanta, Georgia                                       30338
         ----------------                                       -----
         (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:          (770) 394-7070
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                           --------------------
Securities registered pursuant to Section 12(g) of the Act:

         Common Stock - Par Value $.001 per share
         ----------------------------------------
         (Title of class)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ( ) No (X)

         Based on the average of the bid and asked prices ($9.91) at the close of business on March 6, 1998, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was $92,070,000.

         The number of shares outstanding of the Registrant's common stock, $.001 par value, was 11,355,277 on March 6, 1998.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Items 10 - 12 are incorporated by reference from the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                     PART 1
ITEM 1. BUSINESS.
-----------------

General
         Automobile Protection Corporation - APCO and its subsidiaries (the "Company") are engaged principally in the marketing and administration of extended vehicle service contracts and extended vehicle warranty programs sold by automobile dealers located throughout the United States. The Company recently introduced service contract products for the recreational vehicle industry. A subsidiary of the Company also provides insurance brokerage services to the automotive industry.

Extended Vehicle Service Contracts and Extended Vehicle Warranties
         The Company derives the majority of its revenues from the marketing and administration of extended vehicle service contracts and extended vehicle warranties (hereinafter referred to as "VSCs"). A consumer purchases a VSC from a dealer to provide for the repair or replacement of designated parts of a vehicle for the term of the agreement, which can extend to 7 years/100,000 miles depending on vehicle eligibility. VSCs are available for new, used and leased automobiles, light trucks and recreational vehicles.

         Dealers often engage a third party administrator, such as the Company, to design a VSC program, to arrange for insurance to limit their financial risk and to perform all of the related administrative functions associated therewith. A function of the Company is to arrange for insurance to cover obligations to pay all future claims, which the Company does through unrelated insurers, including: (a) Greenwich Insurance Company, a wholly-owned subsidiary of NAC Re Corporation, which is rated "A+" (Superior) by A.M. Best; (b) Indian Harbor Insurance Company, a wholly-owned subsidiary of NAC Re Corporation, which is rated "A+" (Superior) by A.M. Best; (c) Certain Underwriters at Lloyd's of London, which is rated "A" (Excellent) by A.M. Best; and (d) CIGNA Property and Casualty companies, which are rated "A-" (Excellent) by A.M. Best. Greenwich, Indian Harbor and CIGNA may choose to purchase reinsurance from Lloyd's, NAC Re Corporation or other reinsurers.

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

Insurance Brokerage Services Division
         The Insurance Brokerage Services Division of the Company's wholly-owned subsidiary, The Aegis Group, Inc., markets and administers automotive related insurance products to automobile dealers, manufacturers, financial institutions and leasing companies. This division provided less than 1% of the Company's total revenues for the most recent year.

Marketing
         The Company's products are sold by automobile dealers to consumers. The Company markets its VSCs to dealers through a national network of independent sales representatives and a few employee sales representatives. The independent sales representatives often market other automotive related insurance products to dealers, in addition to the Company's VSCs. The Company's agreement with each independent sales organization and representative is terminable by the Company if production quotas are not met, or by the representative upon the giving of written notice. Independent sales representatives are compensated on a commission basis which is linked to sales volumes. At March 6, 1998, 130 individual sales representatives actively represented the Company. The Company supports the sales representatives with a marketing department which is available to provide proposal assistance, competitive analysis, training of dealership personnel and program installation.

         In February 1994, the Company entered into a five year agreement with American Honda Finance Corporation to administer a VSC program for non-Honda and non-Acura vehicles sold through participating Honda and Acura dealerships. This agreement provided approximately 14% and 11% of the Company's revenues for 1997 and 1996, respectively, and less than 10% prior to 1996.

         To promote EasyCare(R) products, the Company extensively utilizes motorsports promotions, including sponsorship of the Joe Gibbs Racing, Inc. NASCAR car driven by Bobby Labonte, sponsorship of individual races and sponsorship of race cars through arrangements with automobile dealers. Joe Gibbs is a national spokesperson for the Company and appears in trade publications, videos and in person at Company sponsored events.

         In March 1998, the Company's subsidiary, The Aegis Group, Inc., entered into a three year agreement with Allstate Insurance Company to administer a mechanical breakdown insurance policy to be marketed and underwritten by Allstate Insurance Company under the name Allstate Parts & Labor Plus.

         In March 1998, the Company's subsidiary, The Aegis Group, Inc., entered into a five year agreement with Banc One Insurance Services Corporation to administer a vehicle service contract program to be marketed by Banc One Insurance Services Corporation under the name The One(R) Care.

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

Employees
         At March 6, 1998, the Company had 142 employees. The Company is not subject to any collective bargaining agreements and considers its relationships with employees to be good.

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

Proprietary Rights
         The Company regards its VSC administration and software as proprietary. In order to protect its software from illegal reproduction, the Company relies on copyright protection, trade secret laws and restrictions in its license agreements with respect to the use and reproduction of such software. The names "APCO -- Automobile Protection Corp.(R)", "Easy Care(R)" and "Perfect Profit Program(R)" have been registered with the United States Patent and Trademark Office. The Company uses these service marks in its sales and marketing programs.


ITEM 2. PROPERTIES.
-------------------

         The Company conducts its primary operations from approximately 20,000 sq. ft. of leased office space at 15 Dunwoody Park Drive, Suite 100, Atlanta, Georgia 30338 under leases which expire between 1999 and 2001. Additionally, the Company leases approximately 1,600 sq. ft. of office space in Charlotte, North Carolina to conduct its motorsport sponsorship programs under a lease which expires in 2000.


ITEM 3. LEGAL PROCEEDINGS.
--------------------------

         The Company filed a complaint against Everest Reinsurance Company (formerly Prudential Reinsurance Company, hereinafter "Everest") in September 1996 in the United States District Court, Northern District of Georgia, Atlanta division. The complaint arises from the improper denial of valid claims under various assumption of liability endorsements issued by Everest to participating dealers in 1991. In October 1996, Everest filed a motion to dismiss, asserting that the liquidation order in the insolvency of National Colonial Insurance Company ("NCIC") enjoins Everest from making a payment under the reinsurance agreement to anyone, other than the liquidator of NCIC. On August 12, 1997, the U.S. Judge issued an order which denied Everest's motion to dismiss. Both parties have been conducting discovery since the last order was issued. The Company is funding the claims submitted by dealers and has paid $525,000 through December 31, 1997, which amount has been charged against the reserve recorded in 1996. The Company is vigorously pursuing this action against Everest.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

         No matter was submitted during the fourth quarter of the year, covered by this report, to a vote of shareholders of the Company through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS.
--------

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

                                              Low Bid        High Bid
                                              -------        --------
Calendar year 1996:
         First Quarter                         $2.69           $4.31
         Second Quarter                        $3.44           $4.94
         Third Quarter                         $3.13           $5.38
         Fourth Quarter                        $4.00           $5.69
Calendar year 1997:
         First Quarter                         $3.38           $5.00
         Second Quarter                        $3.19           $4.00
         Third Quarter                         $3.50           $5.38
         Fourth Quarter                        $4.75           $7.63
Calendar year 1998:
         First Quarter*                        $6.00          $10.13

* through  March 6, 1998

         The closing bid price for the common stock on March 6, 1998 was $9.88.

         There are approximately 190 holders of record of the Company's common stock. Additionally, the Company believes there are approximately 3,600 beneficial owners of its common stock, held in street name by brokerage firms.

         No dividends have been declared or paid to date on the Company's common stock, nor are any anticipated in the foreseeable future.

         During 1997, the Company issued the following unregistered securities:

                                                                                     Exemption
                                                              Consideration               from
   Date of sale    Title of security       Number sold             received       registration        Option terms
   ------------    -----------------       -----------             --------       ------------        ------------

    10/97                 Options to           255,000      Options granted              4(2)         Exercisable
                            purchase                         for services -                        pro-rata over 5
                        common stock                     additional consid-                      years, at $5.00 -
                          granted to                        eration will be                        $5.09 per share
                           customers                          received upon
                                                        exercise of options

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

Set forth below is a summary of the selected financial data of the Company:

                                                                                 Four months
                              Year ended      Year ended        Year ended             ended      Year ended     Year ended
                            December 31,    December 31,      December 31,      December 31,      August 31,     August 31,
                                    1997            1996              1995              1994            1994           1993
                                    ----            ----              ----              ----            ----           ----

Statement of Operations:
Total revenues             $  93,935,167   $  67,208,406     $  49,210,774    $   11,197,168   $  26,553,554   $   23,507,191
Income (loss) before
 provision for income
 taxes and cumulative
 effect of accounting
 change                        6,530,716       2,526,919         2,447,582           413,747       1,290,453         (232,047)
Provision for
 income taxes                 (2,480,000)       (963,000)         (922,000)         (144,000)       (445,705)
Cumulative effect of
 accounting change                                                                                    67,780
------------------------------------------------------------------------------------------------------------------------------

Net income (loss)          $   4,050,716   $   1,563,919     $   1,525,582    $      269,747   $     912,528   $     (232,047)
==============================================================================================================================

Per share data:
Basic
 Earnings (loss) before
  cumulative effect of
  accounting change        $        0.38   $        0.16     $        0.23    $         0.05   $        0.17   $        (0.04)
 Cumulative effect of
  accounting change                                                                                     0.01
------------------------------------------------------------------------------------------------------------------------------

Earnings (loss)            $        0.38   $        0.16     $        0.23    $         0.05   $        0.18   $        (0.04)
==============================================================================================================================

Diluted
 Earnings (loss) before
  cumulative effect of
  accounting change        $        0.35   $        0.14     $        0.21    $         0.04   $        0.15   $        (0.04)
 Cumulative effect of
  accounting change                                                                                     0.01
------------------------------------------------------------------------------------------------------------------------------

 Earnings (loss)           $        0.35   $        0.14     $        0.21    $         0.04   $        0.16   $        (0.04)
==============================================================================================================================




                                   As of           As of            As of            As of             As of           As of
                            December 31,    December 31,     December 31,     December 31,        August 31,       August 31,
                                    1997            1996             1995             1994              1994             1993
                                    ----            ----             ----             ----              ----             ----
Balance Sheet Data:

Working capital            $  21,034,430   $  15,223,512     $  11,270,716    $   3,317,098    $  3,134,005    $    2,164,306
Total assets               $  39,315,050   $  31,260,823     $  19,592,461    $   9,352,256    $  8,398,317    $    6,720,107
Total liabilities          $  15,039,683   $  12,050,775     $   4,898,455    $   3,931,752    $  4,150,491    $    3,405,559
Shareholders' equity       $  24,275,367   $  19,210,048     $  14,694,006    $   5,420,504    $  4,247,826    $    3,314,548


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

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

Overview

         The Company's primary business is the marketing and administration of extended vehicle service contracts (hereinafter referred to as "VSCs") for automobile dealers. Dealers often engage a third party administrator, such as the Company, to design a VSC program, to arrange for insurance to limit their financial risk and to perform all of the related administrative functions associated therewith. A function of the Company is to arrange for insurance to cover obligations to pay all future claims, which the Company does through unrelated insurers, including: (a) Greenwich Insurance Company, a wholly-owned subsidiary of NAC Re Corporation, which is rated "A+" (Superior) by A.M. Best;
(b) Indian Harbor Insurance Company, a wholly-owned subsidiary of NAC Re Corporation, which is rated "A+" (Superior) by A.M. Best; (c) Certain Underwriters at Lloyd's of London, which is rated "A" (Excellent) by A.M. Best; and (d) CIGNA Property and Casualty companies, which are rated "A-" (Excellent) by A.M. Best. Greenwich, Indian Harbor and CIGNA may choose to purchase reinsurance from Lloyd's, NAC Re Corporation or other reinsurers. Most of the VSC's accepted by the Company for administration between 1991 and 1996 are insured by Lloyd's. The availability of insurance coverage at competitive rates and of insurance funds to make claims payments, including the financial condition of the insurance carriers, is critical to the Company and any disruption could have a material adverse effect on the Company.

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

Liquidity and Capital Resources

         The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the next twenty four months. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. At December 31, 1997, the Company had working capital of $21,034,430 (compared to $15,223,512 at December 31, 1996) and investment securities with maturities greater than twelve months of $1,474,493 (compared to $2,098,089 at December 31, 1996). The increase in working capital and non-current investment securities of $5,187,322 is attributable to operations and the exercise of stock options ($723,102). The Company invests its funds in treasury securities, municipal bonds and financial instruments with maturities of less than five years and money market accounts.

Results of Operations

Year ended December 31, 1997 ("1997") compared to year ended December  31, 1996
-------------------------------------------------------------------------------
("1996").
---------

         Revenues for 1997 increased by 40% or $26,726,761 to $93,935,167 over 1996. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues for 1997. EasyCare(R) revenues increased due to the introduction of additional automobile dealers to EasyCare(R) and the EasyCare(R) Certified Pre-Owned Vehicle program by the Company's independent sales representatives, increased average production by dealers and from 76% growth under the contract with American Honda Finance Corporation, which provided 14% of the Company's 1997 revenues and 11% of 1996 revenues.

         The Company's gross margin was 21.3% of revenues in 1997 compared to 21.9% of revenues in 1996. Gross margin is impacted by the mix of new and used, makes and models of vehicles and the types of coverage sold. The overall gross margin for 1997 reflects production from the EasyCare(R) Certified Pre-Owned Vehicle program, which has a different margin structure to the EasyCare(R) service contract and offers additional benefits to the dealer and consumer. Additionally, the volume of business under the contract with American Honda Finance Corporation, which has a lower margin than the core business, increased at a faster rate than the core business.

         Compensation, selling and administrative expenses for 1997 increased by 22% or $2,585,148 to $14,243,932 over 1996. The increase for 1997 is primarily attributable to compensation, printing/fulfillment and marketing costs (including motorsports promotional activities), offset by reduced legal fees. Compensation cost increased by $1,717,000 in 1997 to support the growth of the business. The Company's printing/fulfillment costs increased by $435,000 due to costs incurred in connection with higher sales volumes and new programs. Marketing costs increased by $433,000 due to additional promotional events (including motorsports) and the EasyCare(R) Certified Pre-Owned Vehicle program in the current year. The Company's motorsports related marketing costs for 1997 were $1,593,000, compared to $1,274,000 for 1996. The Company extensively utilizes motorsports to advertise its products to automobile dealers and consumers.

          Interest, dividend and other income for 1997 increased by 48% or $379,676 to $1,171,619 over 1996. The increase is due to the larger cash and investment securities balances on hand.

          The Company recorded a provision for income taxes in 1997 of $2,480,000 compared to $963,000 for 1996. The increase is primarily due to higher pretax income.

Year ended December 31, 1996 ("1996") compared to year ended December 31, 1995
------------------------------------------------------------------------------
("1995").
---------

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

Year 2000 problem

         The Company's proprietary warranty administration system was developed internally and was designed with large enough "date" fields to counteract the effect of the Year 2000 problem. It is possible that the Company's customers and vendors, working either alone or in conjunction with other software systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption. The Company has conducted a review of its business systems, including its computer systems, and is querying its customers and vendors as to their progress in identifying and addressing problems that their computer systems may face in correctly processing date information as the Year 2000 approaches and is reached. However, there can be no assurance that the Company will identify all such Year 2000 problems in its computer systems or those of its customers and vendors in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenues. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected Year 2000 problems.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

Index to Financial Statements and Financial Statement Schedules.         Page

Financial Statements:
---------------------
         Report of Independent Accountants                                12

         Consolidated Balance Sheet                                       13

         Consolidated Statement of Income                                 14

         Consolidated Statement of Changes in Shareholders' Equity        15

         Consolidated Statement of Cash Flows                             16

         Notes to Consolidated Financial Statements                       17

Financial Statement Schedules:
------------------------------
         II.   Valuation and Qualifying Accounts                          25



         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Automobile Protection Corporation - APCO

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Automobile Protection Corporation - APCO and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Atlanta, Georgia
March 12, 1998

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                           CONSOLIDATED BALANCE SHEET

                                                                            December 31,               December 31,
                                                                            ------------               ------------
                                                                                    1997                       1996
                                                                                    ----                       ----
ASSETS
Current Assets:
  Cash and cash equivalents                                                  $11,297,049                 $6,967,904
  Trading securities, at fair value                                            8,067,180                  5,721,730
  Investment securities held to maturity                                       1,851,019                  1,654,209
  Accounts receivable, net of provision for doubtful
   accounts of $60,000 and $30,000                                             2,400,701                  2,160,236
  Notes receivable                                                             2,554,978                    547,446
  Officer and employee receivables                                               250,190                    205,771
  Income tax receivable                                                                                     452,546
  Prepaid expenses                                                               287,766                    658,074
  Deferred tax asset                                                             785,882                    472,805
  Restricted cash                                                              8,324,628                  8,330,106
                                                                        -----------------         ------------------
          Total current assets                                                35,819,393                 27,170,827

Property and equipment, net of accumulated
  depreciation of $2,015,368 and $1,716,894                                    1,220,876                  1,117,530
Investment securities held to maturity, non current                            1,474,493                  2,098,089
Deposits to secure licenses                                                      743,762                    730,276
Deferred tax asset                                                                18,793                     39,797
Other assets                                                                      37,733                    104,304
                                                                        -----------------         ------------------
                                                                             $39,315,050                $31,260,823
                                                                        =================         ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable                                            $8,324,628                 $8,330,106
  Accounts payable                                                             1,255,831                  1,156,118
  Accrued liabilities                                                          4,805,471                  2,461,091
  Income taxes payable                                                           399,033
                                                                        -----------------         ------------------
          Total current liabilities                                           14,784,963                 11,947,315

Deferred income taxes                                                            254,420                    103,160
Redeemable preferred stock                                                           300                        300
                                                                        -----------------         ------------------
                                                                              15,039,683                 12,050,775
                                                                        =================         ==================

Shareholders' equity:
  Common stock; $.001 par value, 40,000,000
    authorized, 10,976,964 and 10,564,323
    issued and outstanding                                                        10,976                     10,564
  Additional paid-in capital                                                  16,067,536                 15,053,345
  Retained earnings                                                            8,196,855                  4,146,139
                                                                        -----------------         ------------------
          Total shareholders' equity                                          24,275,367                 19,210,048
                                                                        -----------------         ------------------
Commitments
                                                                        -----------------         ------------------
                                                                             $39,315,050                $31,260,823
                                                                        =================         ==================

              The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                        CONSOLIDATED STATEMENT OF INCOME

                                                                   Year Ended         Year Ended         Year Ended
                                                                 December 31,       December 31,       December 31,
                                                                         1997               1996               1995
                                                                         ----               ----               ----

Revenues                                                          $93,935,167        $67,208,406        $49,210,774
                                                               ---------------    ---------------    ---------------
Cost of sales:
  Premium and taxes                                                60,233,162         43,138,395         32,354,000
  Commissions and other costs                                      13,650,324          9,360,491          6,968,773
                                                               ---------------    ---------------    ---------------
    Total cost of sales                                            73,883,486         52,498,886         39,322,773
                                                               ---------------    ---------------    ---------------

                                                                   20,051,681         14,709,520          9,888,001
                                                               ---------------    ---------------    ---------------

Expenses:
  Compensation, selling and administrative                         14,243,932         11,658,784          7,548,902
  Depreciation and amortization                                       448,652            440,760            361,129
  Interest, dividend and other income                              (1,171,619)          (791,943)          (469,612)
  Other item                                                                             875,000
                                                               ---------------    ---------------    ---------------
                                                                   13,520,965         12,182,601          7,440,419
                                                               ---------------    ---------------    ---------------

Income before provision for income taxes                            6,530,716          2,526,919          2,447,582
Provision for income taxes                                          2,480,000            963,000            922,000
                                                               ---------------    ---------------    ---------------
Net income                                                         $4,050,716         $1,563,919         $1,525,582
                                                               ===============    ===============    ===============


Earnings per share:
  Basic                                                                 $0.38              $0.16              $0.23
  Diluted                                                               $0.35              $0.14              $0.21


Number of shares used in computing earnings per share:
  Basic                                                            10,760,000         10,078,000          6,722,000
  Diluted                                                          11,584,000         10,980,000          7,388,000



              The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                          Additional
                                                       Common Stock          Paid-in       Retained
                                                  Shares       Amount        Capital       Earnings           Total
                                                  ------       ------        -------       --------           -----

  Balances at December 31, 1994                5,679,895       $5,679     $4,358,187     $1,056,638      $5,420,504

  Net income                                                                              1,525,582       1,525,582

  Issuance of common stock upon
   exercise of stock options,
   net of underwriting fee                     3,934,721        3,935      7,459,515                      7,463,450

  Registration costs                                                         (19,526)                       (19,526)

  Stock compensation expense                                                  54,996                         54,996

  Tax effect of option exercise                                              249,000                        249,000

                                          --------------------------------------------------------------------------
  Balances at December 31, 1995                9,614,616        9,614     12,102,172      2,582,220      14,694,006

  Net income                                                                              1,563,919       1,563,919

  Issuance of common stock upon
   exercise of stock options                     949,707          950      2,205,927                      2,206,877

  Stock compensation expense                                                 100,800                        100,800

  Tax effect of option exercise                                              644,446                        644,446

                                          --------------------------------------------------------------------------
  Balances at December 31, 1996               10,564,323       10,564     15,053,345      4,146,139      19,210,048

  Net income                                                                              4,050,716       4,050,716

  Issuance of common stock upon
   exercise of stock options                     412,641          412        722,690                        723,102

  Stock compensation expense                                                  12,501                         12,501

  Tax effect of option exercise                                              279,000                        279,000

                                          --------------------------------------------------------------------------
  Balances at December 31, 1997               10,976,964      $10,976    $16,067,536     $8,196,855     $24,275,367
                                          ==========================================================================





               The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Year Ended         Year Ended          Year Ended
                                                                  ----------         ----------          ----------
                                                                December 31,       December 31,        December 31,
                                                                ------------       ------------        ------------
                                                                        1997               1996                1995
                                                                        ----               ----                ----

Cash flows from operating activities:
  Net income                                                      $4,050,716         $1,563,919          $1,525,582
                                                              ---------------    ---------------    ----------------
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                    448,652            440,760             361,129
    Deferred income taxes                                           (140,813)          (135,268)           (249,174)
    Provision for doubtful accounts                                   30,000             35,031               1,367
    Gain on disposal of property and equipment                       (41,479)            (9,019)
    Tax benefit from stock option exercise                           279,000            644,446             249,000
    Stock compensation expense                                        12,501            100,800              54,996
 Changes in operating assets and liabilities:
   Restricted cash                                                     5,478         (4,862,159)           (400,022)
   Accounts receivable                                              (270,465)          (978,267)           (734,790)
   Officer and employee receivables                                  (44,419)           (72,699)            (51,918)
   Notes receivable                                               (2,007,532)          (130,564)           (366,400)
   Prepaid expenses and other assets                                 364,938          (467,761)              16,913
   Premiums, fees and taxes payable                                   (5,478)         4,862,159             400,022
   Accounts payable                                                   99,713            269,963             327,429
   Accrued liabilities                                             2,344,380          1,990,368             258,440
   Income taxes                                                      851,579           (503,546)             94,395
   Purchases of trading securities                                (7,899,117)        (8,660,198)         (5,319,442)
   Sales of trading securities                                     5,553,667          6,516,826           2,543,254
                                                              ---------------    ---------------    ----------------
          Total adjustments                                         (419,395)          (959,128)         (2,814,801)
                                                              ---------------    ---------------    ----------------
                Net cash provided by (used in) operating           3,631,321            604,791          (1,289,219)
                activities
                                                              ---------------    ---------------    ----------------
Cash flows from investing activities:
  Purchases of property and equipment                               (543,578)          (736,025)           (489,920)
  Proceeds from sales of property and equipment                      105,000            136,766
  Purchases of investment securities                              (1,413,672)        (3,570,332)         (1,160,548)
  Redemptions and maturities of investment securities              1,840,458          1,582,898
  Increase in deposits to secure licenses                            (13,486)            (3,957)            (73,069)
                                                              ---------------    ---------------    ----------------
                Net cash used in investing activities                (25,278)        (2,590,650)         (1,723,537)
                                                              ---------------    ---------------    ----------------
Cash flows from financing activities:
  Issuance of common stock                                           723,102          2,206,877           7,463,450
  Registration costs                                                                                        (19,526)
                                                              ---------------    ---------------    ----------------
                Net cash provided by financing activities            723,102          2,206,877           7,443,924
                                                              ---------------    ---------------    ----------------
Net increase in cash and cash equivalents                          4,329,145            221,018           4,431,168
Cash and cash equivalents at beginning of period                   6,967,904          6,746,886           2,315,718
                                                              ---------------    ---------------    ----------------
Cash and cash equivalents at end of period                       $11,297,049         $6,967,904          $6,746,886
                                                              ===============    ===============    ================

Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                     $1,465,370           $957,368            $850,000
                                                              ===============    ===============    ================



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

The Company arranges for insurance coverage to be provided by certain Underwriters at Lloyd's of London ("Lloyd's"), Greenwich Insurance Company, Indian Harbor Insurance Company and CIGNA Property & Casualty companies. These insurers underwrite and insure the obligations to pay for covered mechanical repairs and benefits under all vehicle service contract and warranty programs marketed and administered by the Company.

The Company's subsidiary, The Aegis Group, Inc., provides a wide range of third party administrative and insurance brokerage services to companies serving the automotive industry.

The following is a summary of the significant accounting policies followed by the Company:

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain comparative amounts have been reclassified to conform with current year presentation.

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

Restricted Cash
Restricted cash represents funds collected by the Company on behalf of its insurers and claims payment floats provided by the insurers, to enable the Company to make claims payments on behalf of the insurers.

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

Premiums, Fees and Taxes Payable
Premiums and taxes payable includes premiums due to the insurers or their agents, taxes payable to various states and amounts advanced to the Company by the insurers for payment of claims.

Advertising costs
The Company sponsors motorsport activities to advertise its products. The Company has entered into a yearly associate sponsorship agreement with Joe Gibbs Racing, Inc. and separate agreements with race track owners to sponsor race events. Costs associated with the Joe Gibbs Racing, Inc. associate sponsorship agreement are expensed evenly during the year, while costs associated with race events are expensed in the month the event takes place.

Income Taxes
The Company provides income taxes on income reported for financial statement purposes. Deferred income taxes are recorded for differences in the recognition of various items for financial reporting and income tax purposes. The Company files a consolidated income tax return with its subsidiaries.

Stock-based Compensation Plans
The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) with the associated disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) in Note 7. SFAS No. 123 requires that companies which elect to not account for stock-based compensation as prescribed by that statement shall disclose, among other things, pro forma effects on net income and net income per share as if SFAS No. 123 had been adopted. Under APB No. 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Earnings Per Share
The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) during 1997. SFAS No. 128 provides for new accounting principles to be used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. The company has restated its net income per share for all periods presented to give effect to SFAS No. 128. Basic earnings per share is based upon the weighted average number of issued common shares for each period. Diluted earnings per share is based upon the weighted average number of issued common shares for each period, in addition to the effect of common stock equivalents (stock options) which are calculated using the treasury stock method.

NOTE 2 RISKS AND UNCERTAINTIES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in the financial statements. Actual results could differ from those estimates.

The industry in which the Company operates is highly competitive, with some competitors having significantly greater financial resources and name recognition than the Company. The Company depends on independent sales representatives, automobile dealers/retailers and a major automobile manufacturer to market its products. Except for the major automobile manufacturer which provided 14% and 11% of the Company's 1997 and 1996 revenues, respectively, no agent or affiliated dealer group provided more than 10% of the Company's 1997 and 1996 revenues. The distribution of automobiles has been subject to cyclical economic conditions in the past and could be subject to such conditions in the future, which could adversely impact the Company. A trend towards consolidation in the distribution of automobiles has commenced, which could reduce the number of franchised and independent dealers and consequently the Company's market.

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

NOTE 3 TRADING AND INVESTMENT SECURITIES:
Trading and investment securities as of December 31, 1997 and 1996 are summarized as follows:

                                                                                          1997                 1996
                                                                                --------------     ----------------

Trading securities (at fair value):
Municipal bonds                                                                 $    4,904,862     $      4,773,327
U.S. agencies                                                                        1,996,328              500,000
Preferred stocks                                                                       466,253              448,403
Corporate bonds                                                                        699,737
                                                                                --------------     ----------------
                                                                                $    8,067,180     $      5,721,730
                                                                                ==============     ================

Investment securities held to maturity (at amortized cost):

Certificates of deposit                                                         $    1,122,789     $        321,076
U.S. Treasuries and agencies (market value: $1,071,040; $2,103,622)                  1,068,918            2,100,336
Municipal bonds (market value: $1,035,332; $1,238,174)                               1,033,805            1,230,886
Corporate bonds (market value: $100,006; $98,625)                                      100,000              100,000
                                                                                --------------     ----------------
                                                                                     3,325,512            3,752,298
Less: Current investment securities                                                  1,851,019            1,654,209
                                                                                --------------     ----------------

Non-Current investment securities                                               $    1,474,493     $      2,098,089
                                                                                ==============     ================


Of the non-current investment securities at December 31, 1997, $997,712 matures within two years; $407,863 matures within three years and $68,918 matures after five years.

NOTE 4 PROPERTY AND EQUIPMENT:
Property and equipment as of December 31, 1997 and 1996 are summarized as follows:

                                                                                          1997                 1996
                                                                                --------------     ----------------

Office and computer equipment                                                   $    2,192,735     $      1,763,659
Furniture and fixtures                                                                 418,439              367,057
Vehicles                                                                               135,655              216,763
Leasehold improvements                                                                 489,415              486,945
                                                                                --------------     ----------------
                                                                                     3,236,244            2,834,424
Less: Accumulated depreciation
and amortization                                                                   (2,015,368)          (1,716,894)
                                                                                --------------     ----------------

                                                                                $    1,220,876     $      1,117,530
                                                                                ==============     ================


NOTE 5 DEPOSITS TO SECURE LICENSES:
Certain states require the Company to provide security in the form of pledged securities or bank certificates of deposit. Additionally, one state requires the Company's subsidiary to maintain capitalization of $500,000.

NOTE  6 INCOME TAXES:
The components of the provision for income taxes for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                                          1997                  1996                  1995
                                                 -------------       ---------------      ----------------
Current:
     Federal                                     $   2,413,884       $     1,009,268      $      1,077,174
     State                                             206,929                89,000                94,000
                                                 -------------       ---------------      ----------------
                                                     2,620,813             1,098,268             1,171,174
                                                 -------------       ---------------      ----------------

Deferred:
     Federal                                          (153,813)             (124,268)             (232,174)
     State                                              13,000               (11,000)              (17,000)
                                                 -------------       ---------------      ----------------
                                                      (140,813)             (135,268)             (249,174)
                                                 -------------       ---------------      ----------------

Provision for
 income taxes                                    $   2,480,000       $       963,000      $        922,000
                                                 =============       ===============      ================


An analysis of the differences between the statutory federal income tax rate of 34% and the effective tax rate for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                                          1997                  1996                  1995
                                                 -------------       ---------------      ----------------

Statutory federal taxes                          $   2,220,443       $       859,152      $        832,178
State income taxes,
 net of federal tax benefit                            136,573                51,480                50,729
Non-taxable income                                     (92,460)              (79,126)              (26,318)
Non-deductible expenses                                215,444               131,494                65,411
                                                 -------------       ---------------      ----------------

                                                 $   2,480,000       $       963,000      $        922,000
                                                 =============       ===============      ================


The components of deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:


                                                                   1997                   1996
                                                       ----------------         --------------

Current deferred tax asset:
Accounts receivable allowances                         $         30,400         $       11,400
Charge for litigation reserve                                   109,234                330,000
Non-deductible accruals                                         646,248                131,405
                                                       ----------------         --------------
                                                       $        785,882         $      472,805
                                                       ================         ==============

Non-current deferred tax asset:
Depreciation and amortization                          $         18,793         $       39,797
                                                       ================         ==============

Non-current deferred tax liability:
Deductible expenses and other                          $       (254,420)        $     (103,160)
                                                       ================         ==============

NOTE 7 STOCKHOLDERS' EQUITY AND OPTIONS:
The Company has three qualified stock option plans which provide for the granting of stock options to officers, employees and non-employee directors. Additionally, the Board of Directors has approved the granting of non-qualified stock options to consultants, company spokespersons, independent sales agents and certain senior executive officers.

Under the Company's 1988 Stock Option Plan, the exercise price of any option granted may not be less than the fair market value of the Company's common stock at the date of grant. The term of each option and the manner in which it may be exercised are determined by the Board of Directors. The non vested options are subject to vesting periods of up to five years. This plan was registered in 1994. The ability to grant options under this plan terminates on April 1, 1998.

Under the Company's 1997 Performance Equity Plan, the exercise price of any option granted may not be less than the fair market value of the Company's common stock at the date of grant. The term of each option and the manner in which it may be exercised are determined by the Board of Directors. The non vested options are subject to vesting schedules which range from three to five years. The 1997 Performance Equity Plan was registered in 1997.

Under the Company's Outside Directors' Stock Option Plan, each eligible director is granted an option to purchase the maximum number of full shares having an aggregate fair market value on the date of grant equal to $25,000 on an annual basis at an exercise price per share equal to the fair market value of a share of common stock on the date of grant. These options can be exercised at any time for a ten year period from the date of grant. This plan was registered in 1994. The ability to grant options under this plan terminates on April 1, 1998.

The Company accounts for stock-based compensation plans under APB No. 25. As a result, the Company has not recognized compensation expense for stock options granted with an exercise price equal to the quoted market price of the Company's common stock on the date of grant and which vest based solely on continuation of employment by the recipient of the option award. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No. 123 and if these values had been recorded in the statement of income, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 1997, 1996 and 1995:

                                                 1997              1996                 1995
                                                 ----              ----                 ----

Net income     As reported                 $4,050,716        $1,563,919           $1,525,582
               Pro forma                   $3,973,104        $1,485,352           $1,453,764

Basic EPS      As reported                      $0.38             $0.16                $0.23
               Pro forma                        $0.37             $0.15                $0.22

Diluted EPS    As reported                      $0.35             $0.14                $0.21
               Pro forma                        $0.34             $0.14                $0.20

These pro forma amounts represent the estimated fair value of stock options issued during 1997, 1996 and 1995 and are being amortized to expense over the applicable vesting period. Additional options may be granted in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1996 and 1995, respectively; dividend yields of 0%; expected volatility of 58%, 55% and 30%; risk-free interest rates of 6.5%, 5.9% and 6.6%; and specific vesting periods for each option.

The following table summarizes the changes in the number of shares under option:

                                                                                                               Weighted
                                              Exercise price ranges                         Total shares    average option
                                          $0.65-$1.50       $1.51-$3.00     $3.01-$7.00     under option    price per share
                                          -----------       -----------     -----------   --------------   ----------------

Outstanding at 12/31/94                       912,491         1,754,595         350,000        3,017,086         $1.90
Granted                                                         424,083                          424,083         $2.37
Exercised                                    (350,380)           (2,000)                        (352,380)        $0.69
Canceled                                     (141,633)         (147,000)       (350,000)        (638,633)        $2.59
                                          -----------      ------------     -----------     ------------      --------
Outstanding at 12/31/95                       420,478         2,029,678               0        2,450,156         $1.98
Granted                                                          46,000         295,500          341,500         $3.43
Exercised                                    (167,692)         (528,015)       (250,000)        (945,707)        $2.33
Canceled                                                       (100,450)                        (100,450)        $2.35
                                          -----------      ------------     -----------     ------------      --------
Outstanding at 12/31/96                       252,786         1,447,213          45,500        1,745,499         $2.05
Granted                                                                         806,784          806,784         $3.87
Exercised                                    (129,147)         (283,494)                        (412,641)        $1.75
Canceled                                       (3,018)          (44,343)        (33,000)         (80,361)        $2.86
                                          -----------      ------------     -----------     ------------      --------
Outstanding 12/31/97                          120,621         1,119,376         819,284        2,059,281         $2.17
                                          ===========      ============     ===========     ============      ========
Exercisable at December 31, 1997              120,621           953,710          40,284        1,114,615         $2.07
                                          ===========      ============     ===========     ============      ========

Plan shares available for future grants                                                           75,371
                                                                                            ============

In connection with the issuance of certain non-plan options granted to consultants for various financial consulting and marketing services, the Company recorded non-cash stock compensation expense of $12,501, $100,800 and $54,996 for 1997, 1996 and 1995, respectively.

NOTE 8 EMPLOYEE BENEFIT PLAN:
The Company established the Automobile Protection Corporation Profit Sharing and 401(k) Plan (the "Plan") at the beginning of 1996. For 1997 and 1996, the Company voluntarily matched employee contributions (subject to limitations), by purchasing the Company's common stock on the open market. During 1997 and 1996, the Plan purchased 15,225 and 15,018 shares of the Company's common stock at a total cost of $65,371 and $64,692, respectively. During 1996, the Company also purchased 29,334 shares of its common stock at a cost of $119,683 as a profit sharing contribution. Employer matching and profit sharing contributions vest over five years based on years of service. At December 31, 1997, the Plan held 59,557 shares of the Company's common stock.

NOTE 9 PREFERRED STOCK:
Class C Redeemable Preferred Stock:
The Company issued 300 shares of Class C Redeemable Preferred Stock for $1.00 per share to its principal shareholders in 1988. The holders of the Class C Redeemable Preferred Stock, as a class, shall be entitled to elect a majority of the Board of Directors irrespective of any ownership of the Company's common stock. There are no dividend rights attached to the Class C Redeemable Preferred Stock. On March 3, 1998, the Board of Directors redeemed, for an aggregate of $300, all the outstanding Class C Redeemable Preferred Stock which became mandatorily redeemable by the Company on September 11, 1997. Upon redemption, the Class C Redeemable Preferred Stock was canceled and the related voting rights were extinguished.

Class D Preferred Stock:
In 1987, the Board of Directors authorized the issuance of 5,000,000 shares of Class D Preferred Stock, with a $.01 par value. The rights and preferences of the Class D Preferred Stock are determined at the discretion of the Board of Directors. No Class D Preferred Stock is issued or outstanding.

NOTE  10 COMMITMENTS AND CONTINGENCIES:
The Company leases office space and office equipment under non-cancelable operating lease agreements. Future minimum annual rental payments under these leases as of December 31, 1997 approximate:

                                           Year                       Amount
                                           ----                       ------

                                           1998                 $    318,000
                                           1999                      293,000
                                           2000                      261,000
                                           2001                       68,000
                                                                 -----------
                                                                $    940,000
                                                                 ===========

Rent expense for all operating leases for 1997, 1996 and 1995 was approximately $292,000, $287,000 and $314,000, respectively.

The Company renewed its associate sponsorship agreement with Joe Gibbs Racing, Inc. for 1998 and also committed itself to multi-year agreements to sponsor various racing events and to rent suites at certain racetracks. Future commitments aggregate $1,992,000, of which $1,064,000 relates to 1998. The Company expensed $1,593,000, $1,274,000 and $98,000 in 1997, 1996 and 1995,
respectively, related to motorsports activities.

NOTE  11 OTHER ITEM:
The Company filed a complaint against Everest Reinsurance Company (formerly Prudential Reinsurance Company, hereinafter "Everest") in September 1996 in the United States District Court, Northern District of Georgia, Atlanta division. The complaint arises from the improper denial of valid claims under various assumption of liability endorsements issued by Everest to participating dealers in 1991. In October 1996, Everest filed a motion to dismiss, asserting that the liquidation order in the insolvency of National Colonial Insurance Company ("NCIC") enjoins Everest from making a payment under the reinsurance agreement to anyone, other than the liquidator of NCIC. In 1996, the Company recorded the total amount it had paid and expected to pay, totaling $875,000, in the consolidated statement of income. On August 12, 1997, the U.S. Judge issued an order which denied Everest's motion to dismiss. Both parties have been conducting discovery since the last order was issued. The Company is funding the claims submitted by dealers and has paid $525,000 through December 31, 1997, which amount has been charged against the reserve recorded in 1996 of $875,000. The Company is vigorously pursuing this action against Everest.

NOTE  12 SUBSEQUENT EVENT:
Subsequent to December 31, 1997, the Company received proceeds of $825,000 from the exercise of 378,313 stock options, of which 346,000 options were attributable to the Company's Chairman and Chief Executive Officer.

NOTE  13 UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:
The unaudited quarterly results of the Company for the years ended December 31, 1997 and 1996 are as follows:

                                March 31             June 30       September 30         December 31              Year
                                --------             -------       ------------         -----------              ----
1997:
Revenues                  $   20,095,314     $    23,797,029    $    27,087,863    $     22,954,961     $  93,935,167
Gross margin                   4,271,357           4,849,649          5,526,512           5,404,163        20,051,681
Net income                       629,303             885,089          1,341,912           1,194,412         4,050,716
Basic EPS                           0.06                0.08               0.13                0.11              0.38
Diluted EPS                         0.05                0.08               0.12                0.10              0.35


1996:
Revenues                  $   14,352,288     $    17,726,638    $    18,642,959    $     16,486,521     $  67,208,406
Gross margin                   3,071,759           3,818,956          4,018,540           3,800,265        14,709,520
Net income                       239,976             725,867            719,714            (121,638)        1,563,919
Basic EPS                           0.03                0.07               0.07               (0.01)             0.16
Diluted EPS                         0.02                0.07               0.06               (0.01)             0.14

                                     AUTOMOBILE PROTECTION CORPORATION - APCO
                                     ----------------------------------------
                                  SCHEDULE II: Valuation and Qualifying Accounts
                                  ----------------------------------------------
                                                     FORM 10-K
                                                     ---------


                                             Balance at       Charged to                          Balance
                                            beginning of       costs and                         at end of
Description                                    period          expenses         Deductions        period
-------------------------------------------------------------------------------------------------------------------


Year ended December 31, 1997:
Allowance for doubtful
 accounts                                  $   30,000       $    30,000       $        0       $    60,000

Year ended December 31, 1996:
Allowance for doubtful
 accounts                                      45,000            35,031           50,031            30,000

Year ended December 31, 1995:
Allowance for doubtful
 accounts                                      61,000             1,367           17,367            45,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

Since inception, the Company has not changed accountants and has had no disagreement on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before April 30, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before April 30, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

Not applicable.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
----------------------------------------------------------------
FORM 8-K.
---------

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

3  (c)   Certificate of Amendment to Restated Articles of Incorporation
         (incorporated by reference to the Registrant's Proxy Statement dated
         May 9, 1997 - Annex I).                                                                 *

3  (d)   By-Laws (incorporated by reference to Exhibit 3.2 to the
         Registrant's Registration Statement on Form S-1 (file number 33-22279)
         filed with the Commission on June 3, 1988).                                             *

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







10 (a)   1988 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (file number
         33-22279)filed with the Commission on June 3, 1988).                                    *


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

10 (d)   Lease Agreement between Registrant and Dunwoody Shallowford
         Partners, L.P. dated July 27, 1989 (incorporated by reference to
         Exhibit 10(e) to the Registrant's Annual Report on Form 10-K filed with
         the Commission on November 30, 1989).                                                   *

10 (e)   Third Amendment to Lease Agreement between Registrant and Dunwoody
         Shallowford Partners, L.P. dated January 27, 1995 (incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form
         10-K filed with the Commission on March 29, 1997).                                      *

10 (f)   Fourth Amendment to Lease Agreement between Registrant and Dunwoody
         Shallowford Partners, L.P. dated May 16, 1995 (incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form
         10-K filed with the Commission on March 29, 1997).                                      *

10 (g)   Complaint filed by Automobile Protection Corporation against
         Everest Reinsurance Company in the United States District Court,
         Northern District of Georgia, Atlanta Division (96-CV-2368-JE) on
         September 12, 1997.                                                                     *

10 (h)   1997 Performance Equity Plan (incorporated by reference to the
         Registrant's Proxy Statement dated May 9, 1997 - Annex II).
                            *
11       Statement Re: Computation of Per Share Earnings                                        32






22       Subsidiaries of the Registrant:
         Name Of                                                            State of
         Subsidiary                                                       Incorporation
         ----------                                                       -------------
         APCO Finance and Insurance Systems, Inc.                            Georgia
         Aftermarket Profit Plus, Inc.                                       Georgia
         W.I.N. Systems, Inc.                                                Georgia
         The Aegis Group, Inc.                                               Georgia
         Automobile Protection Corporation - APCO                            Florida

23       Consents of Independent Accountants (Price Waterhouse)                                 33-34

27       Financial Data Schedule                                                                 35

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

AUTOMOBILE PROTECTION CORPORATION - APCO



/s/ Larry Dorfman
--------------------------------------------------------------------------------
By:  Larry I. Dorfman                                       Date: March 12, 1998
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Larry Dorfman
--------------------------------------------------------------------------------
Larry I. Dorfman                                            Date: March 12, 1998
President (Principal Executive Officer)
and Director



/s/ Martin Blank
--------------------------------------------------------------------------------
Martin J. Blank                                             Date: March 12, 1998
Chairman of the Board, Secretary
(Principal Operating Officer) and Director



/s/ Anthony Levinson
--------------------------------------------------------------------------------
Anthony R. Levinson                                         Date: March 12, 1998
Chief Financial Officer (Principal
Accounting and Financial Officer)



/s/ Howard Miller
--------------------------------------------------------------------------------
Howard C. Miller                                            Date: March 12, 1998
Director



/s/ Mechlin Moore
--------------------------------------------------------------------------------
Mechlin D. Moore                                            Date: March 12, 1998
Director

                                    EXHIBITS
                          TO ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1997

EXHIBIT No.

11       Statement Re: Computation of Per Share Earnings

23       Consents of Independent Accountants (Price Waterhouse)

27       Financial Data Schedule