Form 10-K/A
period 1995-12-31
AUTOMOBILE PROTECTION CORP APCO
filed 1998-03-31
CIK 833441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)                        FORM 10-K/A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________________ to _____________
_______________________________________________________________________________

Commission file number      0-17231
                      ---------------------------------------------------------

                    AUTOMOBILE PROTECTION CORPORATION - APCO
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Georgia                                  58-1582432
--------------------------------------------------------------------------------
           (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                  Identification No.)


        15 Dunwoody Park Drive,  Suite 100
                 Atlanta, Georgia                               30338
--------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:        (770) 394-7070
                                                    ---------------------

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

DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
----------------------------------------------------------------
FORM 8-K.
--------

The following documents are filed as part of this report under Part II Item 8:

Financial Statements and Financial Statement Schedules.

Reference is made to the Index to Financial Statements and Financial Statement Schedules included in Item 8 of Part II hereof, where such documents are listed.

Exhibits as required by Item 601 of Regulation S-K:

Exhibit
Number                              Description                                                           Page
-------                             -----------                                                           ----
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

10(e)                              Consulting Agreement and Option and Registration
                                   Rights Agreement dated March 29, 1994 between the
                                   Registrant and Corporate Management Group, Inc.
                                   (incorporated by reference to Exhibit 10(g) to the
                                   Registrant's Post Effective Amendment No. 2 to
                                   Form S-1 (file number 33-22279) filed with the
                                   Commission on May 17, 1994).                                           *

10(f)                              Third Amendment to Lease Agreement between
                                   Registrant and Dunwoody Shallowford Partners,
                                   L.P. dated January 27, 1995                                            44 - 49

10(g)                              Fourth Amendment to Lease Agreement between
                                   Registrant and Dunwoody Shallowford Partners,
                                   L.P. dated May 16, 1995.                                               50 - 51

10(h)                              Consulting Agreement and Option and Registration
                                   Rights Agreement dated January 2, 1996 between
                                   the Registrant and John R. Clarke.                                     52 - 58

10(i)                              Consulting Agreement and Option and Registration
                                   Rights Agreement dated January 2, 1996 between
                                   the Registrant and Paul T. Mannion.                                    59 - 65

10(j)                              Consulting Agreement and Option and Registration
                                   Rights Agreement dated January 2, 1996 between
                                   the Registrant and David Cowherd.                                      66 - 72

10(k)                              Consulting Agreement and Option and Registration
                                   Rights Agreement dated January 2, 1996 between
                                   the Registrant and Max Morgulis.                                       73 - 79



10(l)                              Consulting Agreement and Option and Registration
                                   Rights Agreement dated January 2, 1996 between
                                   the Registrant and John Clarke, Paul Mannion, David
                                   Cowherd, Max Morgulis and Sutherland, Asbill &
                                   Brennan, as escrow agent.                                              80 - 87

10(m)                              Consulting Agreement and Option and Registration
                                   Rights Agreement dated October 6, 1994 between
                                   the Registrant and Ronnie Wohl and Ladenburg
                                   Thalmann & Co., Inc.                                                   88 - 94

10(n)                              Consulting Agreement and Option and Registration
                                   Rights Agreement dated October 6, 1994 between
                                   the Registrant and Marshall Leeds.                                     95 - 103

10(o)                              Consulting Agreement and Option and Registration
                                   Rights Agreement dated October 6, 1994 between
                                   the Registrant and Leonard J. Sokolow.                                 104 - 112

10(p)                              Option Agreement dated October 10, 1995 between
                                   the Registrant and Joe Gibbs.                                          113 - 117

10(q)                              Option Agreement dated December 18, 1995 between
                                   the Registrant and Bobby Labonte.                                      118 - 121

10(r)                              Option Agreement dated November 30, 1995 between
                                   the Registrant and Cruz Pedregon.                                      122 - 125

10(s)                              Option Agreement dated November 30, 1995 between
                                   the Registrant and Cory McClenathan.                                   126 - 129

10(t)                              Warrant Agreement dated September 1, 1994 between
                                   the Registrant and Bix Brown.                                          130 - 135

10(u)                              Warrant Agreement dated September 1, 1994 between
                                   the Registrant and Frank Shoop.                                        136 - 141

10(v)                              Warrant Agreement dated September 1, 1994 between
                                   the Registrant and Josephine Shoop.                                    142 - 147

10(w)                              Option Agreement dated August 31, 1995 between the
                                   Registrant and Mark Wachs.                                             148 - 151

10(x)                              Option Agreement dated February 1, 1996 between the
                                   Registrant and Mark Wachs.                                             152 - 155

10(y)                              Option Agreement dated August 31, 1995 between the
                                   Registrant and John Jameson.                                           156 - 159

10(z)                              Option Agreement dated August 31, 1995 between the
                                   Registrant and The Providence Group.                                   160 - 163



10(aa)                             Option Agreement dated August 31, 1995 between the
                                   Registrant and The Dealer Group.                                       164 - 167

10(bb)                             Option Agreement dated August 31, 1995 between the
                                   Registrant and Automotive Development Group.                           168 - 171

10(cc)                             Option Agreement dated August 31, 1995 between the
                                   Registrant and Rodger Anderson.                                        172 - 175

10(dd)                             Option Agreement dated August 31, 1995 between the
                                   Registrant and Cartel Marketing.                                       176 - 179

10(ee)                             Option Agreement dated August 31, 1995 between the
                                   Registrant and Joe Kuboff.                                             180 - 183

10(ff)                             Option Agreement dated August 31, 1995 between the
                                   Registrant and Frank Follari.                                          184 - 187

10(gg)                             Option Agreement dated August 31, 1995 between the
                                   Registrant and David Golden.                                           188 - 191

10(hh)                             Option Agreement dated August 31, 1995 between the
                                   Registrant and Jerry Henley.                                           192 - 195

10(ii)                             Option Agreement dated August 31, 1995 between the
                                   Registrant and Jack Atkin.                                             196 - 199

10(jj)                             Option Agreement dated August 31, 1995 between the
                                   Registrant and Charles Mann.                                           200 - 203

10(kk)                             Option Agreement dated August 31, 1995 between the
                                   Registrant and TASA.                                                   204 - 207

11                                 Statement re computation of per share earnings for the
                                   year ended December 31, 1995, four months ended
                                   December 31, 1994 and fiscal years ended
                                   August 31, 1994 and 1993                                               208




22                Subsidiaries of the Registrant:
                  Name Of                                                   State of
                  Subsidiary                                              Incorporation
                  ----------                                              -------------
                  APCO Finance and Insurance Systems, Inc.                   Georgia
                  Aftermarket Profit Plus, Inc.                              Georgia
                  W.I.N. Systems, Inc.                                       Georgia
                  The Aegis Group, Inc.                                      Georgia
                  Automobile Protection Corporation - APCO                   Florida

23                                 Consent of Independent Accountants (Price Waterhouse)                  209

27                                 Financial Data Schedule                                                210


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

AUTOMOBILE PROTECTION CORPORATION - APCO

/s/ Larry Dorfman
-------------------------------------------------------------------------------------------
By:  Larry I. Dorfman                                                  Date: March 27, 1996
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Larry Dorfman
-------------------------------------------------------------------------------------------
Larry I. Dorfman                                                       Date: March 27, 1996
President (Principal Executive Officer)
and Director



/s/ Martin Blank
-------------------------------------------------------------------------------------------
Martin J. Blank                                                        Date: March 27, 1996
Chairman of the Board, Secretary
(Principal Operating Officer) and Director



/s/ Anthony Levinson
-------------------------------------------------------------------------------------------
Anthony R. Levinson                                                    Date: March 27, 1996
Chief Financial Officer (Principal
Accounting and Financial Officer)



/s/ Howard Miller
-------------------------------------------------------------------------------------------
Howard C. Miller                                                       Date: March 27, 1996
Director



/s/ Mechlin Moore
-------------------------------------------------------------------------------------------
Mechlin D. Moore                                                       Date: March 27, 1996
Director
