Form 10-K/A
period 1996-12-31
AUTOMOBILE PROTECTION CORP APCO
filed 1998-03-31
CIK 833441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)                        FORM 10-K/A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________
_______________________________________________________________________________

Commission file number      0-17231
                       --------------------------------------------------------

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


/s/ Howard Miller
-------------------------------------------------------------------------------------------
Howard C. Miller                                                       Date: March 25, 1997
Director


/s/ Mechlin Moore
-------------------------------------------------------------------------------------------
Mechlin D. Moore                                                       Date: March 25, 1997
Director
