Form 10-Q
period 1998-03-31
AUTOMOBILE PROTECTION CORP APCO
filed 1998-05-15
CIK 833441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1998
                                  --------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

   For the transition period from  ____________ to ______________

Commission file number  0-17231
                        -------

                    AUTOMOBILE PROTECTION CORPORATION - APCO
             (Exact name of registrant as specified in its charter)

            Georgia                                           58-1582432
--------------------------------------------------------------------------------
   (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                      Identification No.)

   15 Dunwoody Park Drive, Suite 100
            Atlanta, Georgia                                 30338
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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at May 12, 1998
--------------------------------------------       ---------------------------
Common stock, $.001 par value per share                    11,664,766

                                Exhibits - None.
                Total number of pages, including cover page - 12.


                    AUTOMOBILE PROTECTION CORPORATION - APCO
                                      INDEX

                                                                                            Page
Part I. Financial Information

Item 1. Financial Statements.

   Consolidated Balance Sheets at March 31, 1998 and
   December 31, 1997........................................................................... 3

   Consolidated Statements of Income for the Three
   Month Period Ended March 31, 1998 and 1997.................................................. 4

   Consolidated Statements of Cash Flows for the Three
   Month Period Ended March 31, 1998 and 1997 ................................................. 5

   Notes to Consolidated Financial Statements ................................................. 6

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations......................................................... 8

Part II. Other Information

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                               March 31,             * December 31,
                                                                               ---------             --------------
                                                                                    1998                       1997
                                                                                    ----                       ----
ASSETS
Current Assets:
  Cash and cash equivalents                                                  $12,294,086                $11,297,049
  Trading securities, at fair value                                            9,980,905                  8,067,180
  Investment securities held to maturity                                       1,607,781                  1,851,019
  Accounts receivable, net of provision for doubtful
   accounts of $80,000 and $60,000                                             2,732,902                  2,400,701
  Notes receivable                                                             3,324,913                  2,554,978
  Officer and employee receivables                                               342,759                    250,190
  Prepaid expenses                                                               677,789                    287,766
  Deferred tax asset                                                             837,160                    785,882
  Restricted cash                                                             11,491,940                  8,324,628
                                                                        -----------------         ------------------
          Total current assets                                                43,290,235                 35,819,393
Property and equipment, net of accumulated
  depreciation of $2,133,368 and $2,015,368                                    1,424,599                  1,220,876
Investment securities held to maturity, non current                            1,266,977                  1,474,493
Deposits to secure licenses                                                      752,926                    743,762
Deferred tax asset                                                                26,501                     18,793
Other assets                                                                      26,947                     37,733
                                                                        -----------------         ------------------
                                                                             $46,788,185                $39,315,050
                                                                        =================         ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable                                           $11,491,940                 $8,324,628
  Accounts payable                                                             1,788,065                  1,255,831
  Accrued liabilities                                                          5,811,670                  4,805,471
  Income taxes payable                                                            47,013                    399,033
                                                                        -----------------         ------------------
          Total current liabilities                                           19,138,688                 14,784,963
Deferred income taxes                                                            348,471                    254,420
Redeemable preferred stock                                                                                      300
                                                                        -----------------         ------------------
                                                                              19,487,159                 15,039,683
                                                                        -----------------         ------------------
Shareholders' equity:
  Common stock; $.001 par value, 40,000,000 authorized,
    11,377,843 and 10,976,964 issued and outstanding                              11,377                     10,976
  Additional paid-in capital                                                  17,725,176                 16,067,536
  Retained earnings                                                            9,564,473                  8,196,855
                                                                        -----------------         ------------------
          Total shareholders' equity                                          27,301,026                 24,275,367
                                                                        -----------------         ------------------
                                                                             $46,788,185                $39,315,050
                                                                        =================         ==================

* From audited financial statements contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      Three Months Ended         Three Months Ended
                                                                      ------------------         ------------------
                                                                          March 31, 1998             March 31, 1997
                                                                          --------------         ------------------

Revenues                                                                     $25,813,515                $20,095,314
                                                                        -----------------         ------------------
Cost of sales:
     Premiums and taxes                                                       15,966,779                 12,931,424
     Commissions and other costs                                               4,002,282                  2,892,533
                                                                        -----------------         ------------------
       Total cost of sales                                                    19,969,061                 15,823,957
                                                                        -----------------         ------------------

                                                                               5,844,454                  4,271,357
                                                                        -----------------         ------------------

Expenses:
  Compensation, selling and administrative                                     3,908,354                  3,386,696
  Depreciation and amortization                                                  118,000                    104,500
  Interest, dividend and other income                                           (352,518)                  (234,142)
                                                                        -----------------         ------------------
                                                                               3,673,836                  3,257,054
                                                                        -----------------         ------------------

Income before provision for income taxes                                       2,170,618                  1,014,303
Provision for income taxes                                                       803,000                    385,000
                                                                        -----------------         ------------------
Net income                                                                    $1,367,618                   $629,303
                                                                        =================         ==================


Earnings per share:
  Basic                                                                            $0.12                      $0.06
  Diluted                                                                          $0.11                      $0.05


Number of shares used in computing earnings per share:
  Basic                                                                       11,207,000                 10,633,000
  Diluted                                                                     12,287,000                 11,419,000


The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months Ended         Three Months Ended
                                                                      ------------------         ------------------
                                                                          March 31, 1998             March 31, 1997
                                                                          --------------             --------------
Cash flows from operating activities:
  Net income                                                                  $1,367,618                   $629,303
                                                                        -----------------         ------------------
  Adjustments to reconcile net income to net cash
   (used in) provided by
   operating activities:
     Depreciation and amortization                                               118,000                    104,500
     Deferred income taxes                                                        35,065                     66,608
     Provision for doubtful accounts                                              20,000
     Tax benefit from stock option exercise                                      740,000
     Stock compensation expense                                                   35,600
 Changes in operating assets and liabilities:
   Restricted cash                                                            (3,167,312)                 1,645,904
   Accounts receivable                                                          (352,201)                  (787,127)
   Officer and employee receivables                                              (92,569)                   (48,347)
   Notes receivable                                                             (769,935)                   (23,914)
   Prepaid expenses and other assets                                            (379,237)                  (121,166)
   Premiums, fees and taxes payable                                            3,167,312                 (1,645,904)
   Accounts payable                                                              532,234                     35,557
   Accrued liabilities                                                         1,006,199                    623,366
   Income taxes                                                                 (352,020)                   293,528
   Purchases of trading securities                                            (3,742,776)                  (530,486)
   Sales of trading securities                                                 1,829,051                    301,000
                                                                        -----------------         ------------------
     Total adjustments                                                        (1,372,589)                   (86,481)
                                                                        -----------------         ------------------
         Net cash (used in) provided by operating activities                      (4,971)                   542,822
                                                                        -----------------         ------------------
Cash flows from investing activities:
  Purchases of property and equipment                                           (321,723)                   (96,793)
  Purchases of investment securities                                             (95,961)
  Redemptions and maturities of investment securities                            546,715                    225,687
  Increase in deposits to secure licenses                                         (9,164)                    (8,865)
                                                                        -----------------         ------------------
         Net cash provided by investing activities                               119,867                    120,029
                                                                        -----------------         ------------------
Cash flows from financing activities:
  Issuance of common stock                                                       882,441                    221,510
  Redemption of preferred stock                                                     (300)
                                                                        -----------------         ------------------
         Net cash provided by financing activities                               882,141                    221,510
                                                                        -----------------         ------------------
Net increase in cash and cash equivalents                                        997,037                    884,361
Cash and cash equivalents at beginning of period                              11,297,049                  6,967,904
                                                                        -----------------         ------------------
Cash and cash equivalents at end of period                                   $12,294,086                 $7,852,265
                                                                        =================         ==================
Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                                   $379,955                         $0
                                                                        =================         ==================

The accompanying notes are an integral part of these consolidated financial statements.
                                        5

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

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

The Company arranges for insurance coverage to be provided by certain Underwriters at Lloyd's of London, Greenwich Insurance Company, Indian Harbor Insurance Company and CIGNA Property & Casualty companies. These insurers underwrite and insure the obligations to pay for covered mechanical repairs and benefits under all vehicle service contract and warranty programs marketed and administered by the Company.

The Company's subsidiary, The Aegis Group, Inc., provides a wide range of third party administrative and insurance brokerage services to companies serving the automotive industry.

The financial information included herein is unaudited; however, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the twelve months ended December 31, 1997.

The following is a summary of the significant accounting policies followed by the Company:

Basis of Presentation
---------------------
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain comparative amounts have been reclassified to conform with current year presentation.

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

Restricted Cash
---------------
Restricted cash represents funds collected by the Company on behalf of its insurers and claims payment floats provided by the insurers, to enable the Company to make claims payments on behalf of the insurers.

Investment Securities
---------------------
The Company's investments consist of trading securities and held to maturity securities. Trading securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recorded in earnings as incurred. Gains and losses during the periods encompassed by these financial statements were insignificant. Held to maturity securities are stated at their amortized cost. The market value of the Company's held-to-maturity securities at March 31, 1998 is $2,871,109.

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

Advertising costs
-----------------
The Company sponsors motorsport activities to advertise its products. The Company has entered into an associate sponsorship agreement with Joe Gibbs Racing, Inc. and separate agreements with race track owners to sponsor race events. Costs associated with the Joe Gibbs Racing, Inc. associate sponsorship are expensed evenly during the year, while costs associated with race events are expensed in the month the event takes place.

Income Taxes
------------
The Company provides income taxes on income reported for financial statement purposes. Deferred income taxes are recorded for differences in the recognition of various items for financial reporting and income tax purposes. The Company files a consolidated federal income tax return with its subsidiaries.

Stock-based Compensation Plans
------------------------------
The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) with the annual associated disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123). SFAS No. 123 requires that companies which elect to not account for stock-based compensation as prescribed by that statement shall disclose annually, among other things, pro forma effects on net income and net income per share as if SFAS No. 123 had been adopted. Under APB No. 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Earnings Per Share
------------------
The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) during 1997. SFAS No. 128 provides for new accounting principles to be used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. The company has restated its net income per share for all periods presented to give effect to SFAS No. 128. Basic earnings per share is based upon the weighted average number of issued common shares for each period. Diluted earnings per share is based upon the weighted average number of issued common shares for each period, in addition to the effect of common stock equivalents (stock options) which are calculated using the treasury stock method.

2. Other Item

The Company filed a complaint against Everest Reinsurance Company (formerly Prudential Reinsurance Company, hereinafter "Everest") in September 1996 in the United States District Court, Northern District of Georgia, Atlanta division. The complaint arises from the improper denial of valid claims under various assumption of liability endorsements issued by Everest to participating dealers in 1991. In October 1996, Everest filed a motion to dismiss, asserting that the liquidation order in the insolvency of National Colonial Insurance Company ("NCIC") enjoins Everest from making a payment under the reinsurance agreement to anyone, other than the liquidator of NCIC. In 1996, the Company recorded the total amount it had paid and expected to pay, totaling $875,000, in the consolidated statement of income. On August 12, 1997, the U.S. Judge issued an order which denied Everest's motion to dismiss. Both parties have been conducting discovery since the last order was issued and have mutually agreed to a non-binding mediation process. The Company is funding the claims submitted by dealers and has paid $580,000 through March 31, 1998, which amount has been charged against the reserve recorded in 1996 of $875,000. The Company is vigorously pursuing this action against Everest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the three months ended March 31, 1998. The discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein and the Company's Annual Report on Form 10-K for the twelve months ended December 31, 1997.

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

Liquidity and Capital Resources

The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the next twenty four months. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. At March 31, 1998, the Company had working capital of $24,151,545 (compared to $21,034,430 at December 31, 1997) and investment securities with maturities greater than twelve months of $1,266,977 (compared to $1,474,493 at December 31, 1997). The net increase in working capital and investment securities of $2,909,599 is attributable to operations ($2,027,158) and the exercise of stock options ($882,441). The Company invests its funds in treasury securities, municipal bonds and financial instruments with maturities of less than five years and money market accounts.

Results of Operations

Three months ended March 31, 1998 ("1998") compared to the three months ended
-----------------------------------------------------------------------------
March 31, 1997 ("1997").
----------------------

Revenues for 1998 increased by 28% or $5,718,201 to $25,813,515 over 1997. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues. EasyCare(R) revenues increased due to the introduction of additional automobile dealers to EasyCare(R) and the EasyCare(R) Certified Pre-Owned Vehicle Program by the Company's independent sales representatives, increased average production by dealers and from 39% growth under the contract with American Honda Finance Corporation.

The Company's gross margin was 22.6% of revenues in 1998 compared to 21.3% of revenues in 1997. Gross margin is impacted by the mix of new and used, makes and models of vehicles and the types of coverage sold. The gross margin for 1998 was also impacted by an insurance change introduced late last year. The Company has recently entered into agreements with two large dealership groups and with Banc One Insurance Services Corporation and is also preparing to launch the EasyCare(R) standard product line. Management anticipates future gross margins will be reduced as a result of the expected change in the mix of business.

Compensation, selling and administrative expenses for 1998 increased by 15% or $521,658 to $3,908,354 over 1997. The increase for 1998 is primarily attributable to compensation cost, which increased to support the growth of the business.

Interest, dividend and other income for 1998 increased by 51% or $118,376 to $352,518 over 1997. The increase is due to the larger cash and investment securities balances on hand.

The Company recorded a provision for income taxes in 1998 of $803,000 compared to $385,000 for 1997. The increase is primarily due to higher pretax income and an effective combined tax rate of 37% compared to 38% in 1997.


                              II. OTHER INFORMATION

Item 2. Changes in Securities
-----------------------------

During the first quarter of 1998, the Company issued the following securities:

                                                                                     Exemption
                                                               Consideration              from
Date of sale       Title of security       Number sold              received      registration        Option terms
---------------    -----------------       -----------              --------      ------------        ------------

01/98-03/98             Common stock            15,000               $35,000             4 (2)
                         issued upon
                 exercise of options
                          granted to
                         consultants

02/98                   Common stock           346,000              $756,840             4 (2)
                         issued upon
                 exercise of options
                      granted to two
                  executive officers

02/98                     Options to           150,000       Options granted             4 (2)         Exercisable
                            purchase                          for services -                       pro-rata over 5
                        common stock                      additional consid-                     years, at $9.00 -
                          granted to                         eration will be                      $13.00 per share
                            customer                           received upon
                                                         exercise of options



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

/s/ Martin J. Blank                                        May 14, 1998
-----------------------------------                     ------------------
Martin J. Blank                                               Date
Secretary (Duly Authorized Officer)



/s/ Anthony R. Levinson                                     May 14, 1998
-----------------------------------                     ------------------
Anthony R. Levinson                                           Date
Chief Financial Officer (Principal
Financial and Accounting Officer,
Duly Authorized Officer)