Form 10-Q
period 1998-06-30
AUTOMOBILE PROTECTION CORP APCO
filed 1998-08-13
CIK 833441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to_______

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                               Outstanding at June 30, 1998
--------------------------------------------        ----------------------------
Common stock, $.001 par value per share                      11,709,244

                                Exhibits - None.
                Total number of pages, including cover page - 14.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                                      INDEX

                                                                          Page
Part I. Financial Information

Item 1. Financial Statements.

   Consolidated Balance Sheets at June 30, 1998 and
   December 31, 1997......................................................... 3

   Consolidated Statements of Income for the Three
   Month Period Ended June 30, 1998 and 1997................................. 4

   Consolidated Statements of Income for the Six
   Month Period Ended June 30, 1998 and 1997................................. 5

   Consolidated Statements of Cash Flows for the Six
   Month Period Ended June 30, 1998 and 1997 ................................ 6

   Notes to Consolidated Financial Statements ............................... 7

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations....................................... 9

Part II. Other Information

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                June 30,             * December 31,
                                                                                --------             --------------
                                                                                    1998                       1997
                                                                                    ----                       ----
ASSETS
Current Assets:
  Cash and cash equivalents                                                  $13,356,692                $11,297,049
  Trading securities, at fair value                                           10,601,699                  8,067,180
  Investment securities held to maturity                                       1,663,560                  1,851,019
  Accounts receivable, net of provision for doubtful
   accounts of $100,000 and $60,000                                            4,337,841                  2,400,701
  Notes receivable                                                             3,049,134                  2,554,978
  Officer and employee receivables                                               491,469                    250,190
  Income tax refund receivable                                                 1,435,852
  Prepaid expenses                                                             1,265,980                    287,766
  Deferred tax asset                                                             859,697                    785,882
  Restricted cash                                                             16,912,114                  8,324,628
                                                                        -----------------         ------------------
       Total current assets                                                   53,974,038                 35,819,393
Property and equipment, net of accumulated
  depreciation of $2,249,056 and $2,015,368                                    1,398,389                  1,220,876
Investment securities held to maturity, non current                            1,020,430                  1,474,493
Deposits to secure licenses                                                      751,040                    743,762
Deferred tax asset                                                                36,845                     18,793
Other assets                                                                      27,924                     37,733
                                                                        -----------------         ------------------
                                                                             $57,208,666                $39,315,050
                                                                        -----------------         ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable                                           $16,912,114                 $8,324,628
  Accounts payable                                                             2,174,033                  1,255,831
  Accrued liabilities                                                          6,338,615                  4,805,471
  Income taxes payable                                                                                      399,033
                                                                        -----------------         ------------------
          Total current liabilities                                           25,424,762                 14,784,963
Deferred income taxes                                                            476,836                    254,420
Redeemable preferred stock                                                                                      300
                                                                        -----------------         ------------------
                                                                              25,901,598                 15,039,683
                                                                        -----------------         ------------------
Shareholders' equity:
  Common stock; $.001 par value, 40,000,000 authorized,
    11,709,244 and 10,976,964 issued and outstanding                              11,709                     10,976
  Additional paid-in capital                                                  19,959,704                 16,067,536
  Retained earnings                                                           11,335,655                  8,196,855
                                                                        -----------------         ------------------
          Total shareholders' equity                                          31,307,068                 24,275,367
                                                                        -----------------         ------------------
                                                                             $57,208,666                $39,315,050
                                                                        -----------------         ------------------

* From audited financial statements contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       Three Months Ended         Three Months Ended
                                                                       ------------------         ------------------
                                                                            June 30, 1998              June 30, 1997
                                                                            -------------              -------------
Revenues                                                                     $30,060,872                $23,797,029
                                                                        -----------------         ------------------
Cost of sales:
     Premiums and taxes                                                       19,274,527                 15,447,524
     Commissions and other costs                                               4,200,876                  3,499,856
                                                                        -----------------         ------------------
       Total cost of sales                                                    23,475,403                 18,947,380
                                                                        -----------------         ------------------

                                                                               6,585,469                  4,849,649
                                                                        -----------------         ------------------

Expenses:
  Compensation, selling and administrative                                     4,071,331                  3,568,624
  Depreciation and amortization                                                  120,000                    110,000
  Interest, dividend and other income                                           (416,044)                  (259,064)
                                                                        -----------------         ------------------
                                                                               3,775,287                  3,419,560
                                                                        -----------------         ------------------

Income before provision for income taxes                                       2,810,182                  1,430,089
Provision for income taxes                                                     1,039,000                    545,000
                                                                        -----------------         ------------------
Net income                                                                    $1,771,182                   $885,089
                                                                        -----------------         ------------------


Earnings per share:
  Basic                                                                            $0.15                      $0.08
  Diluted                                                                          $0.14                      $0.08


Number of shares used in computing earnings per share:
  Basic                                                                       11,604,000                 10,681,000
  Diluted                                                                     12,552,000                 11,404,000


The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        Six Months Ended           Six Months Ended
                                                                        ----------------           ----------------
                                                                           June 30, 1998              June 30, 1997
                                                                           -------------              -------------
Revenues                                                                     $55,874,387                $43,892,343
                                                                        -----------------         ------------------
Cost of sales:
     Premiums and taxes                                                       35,241,306                 28,378,948
     Commissions and other costs                                               8,203,158                  6,392,389
                                                                        -----------------         ------------------
       Total cost of sales                                                    43,444,464                 34,771,337
                                                                        -----------------         ------------------

                                                                              12,429,923                  9,121,006
                                                                        -----------------         ------------------

Expenses:
  Compensation, selling and administrative                                     7,979,685                  6,955,320
  Depreciation and amortization                                                  238,000                    214,500
  Interest, dividend and other income                                           (768,562)                  (493,206)
                                                                        -----------------         ------------------
                                                                               7,449,123                  6,676,614
                                                                        -----------------         ------------------

Income before provision for income taxes                                       4,980,800                  2,444,392
Provision for income taxes                                                     1,842,000                    930,000
                                                                        -----------------         ------------------
Net income                                                                    $3,138,800                 $1,514,392
                                                                        -----------------         ------------------


Earnings per share:
  Basic                                                                            $0.27                      $0.14
  Diluted                                                                          $0.25                      $0.13


Number of shares used in computing earnings per share:
  Basic                                                                       11,408,000                 10,658,000
  Diluted                                                                     12,285,000                 11,440,000


The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended           Six Months Ended
                                                                        ----------------           ----------------
                                                                           June 30, 1998              June 30, 1997
                                                                           -------------              -------------
Cash flows from operating activities:
  Net income                                                                  $3,138,800                 $1,514,392
                                                                        -----------------         ------------------
  Adjustments to reconcile net income to net cash
  provided by operating
   activities:
     Depreciation and amortization                                               238,000                    214,500
     Deferred income taxes                                                       130,549                    (54,715)
     Provision for doubtful accounts                                              40,000
     Tax benefit from stock option exercise                                    2,294,000
     Stock compensation expense                                                   85,400
 Changes in operating assets and liabilities:
   Restricted cash                                                            (8,587,486)                  (319,437)
   Accounts receivable                                                        (1,977,140)                (1,052,490)
   Officer and employee receivables                                             (241,279)                   (10,701)
   Notes receivable                                                             (494,156)                  (404,530)
   Prepaid expenses and other assets                                            (968,405)                    83,608
   Premiums, fees and taxes payable                                            8,587,486                    319,437
   Accounts payable                                                              918,202                    122,832
   Accrued liabilities                                                         1,533,144                  1,147,144
   Income taxes                                                               (1,834,885)                   709,851
   Purchases of trading securities                                            (8,728,488)                (2,649,800)
   Sales of trading securities                                                 6,193,969                  1,509,265
                                                                        -----------------         ------------------
     Total adjustments                                                        (2,811,089)                  (385,036)
                                                                        -----------------         ------------------
         Net cash provided by operating activities                               327,711                  1,129,356
                                                                        -----------------         ------------------
Cash flows from investing activities:
  Purchases of property and equipment                                           (422,451)                  (188,493)
  Proceeds from sales of property and equipment                                    6,938
  Purchases of investment securities                                            (189,846)                  (375,628)
  Redemptions and maturities of investment securities                            831,368                    368,230
  Increase in deposits to secure licenses                                         (7,278)                    (6,654)
                                                                        -----------------         ------------------
         Net cash provided by (used in) investing activities                     218,731                   (202,545)
                                                                        -----------------         ------------------
Cash flows from financing activities:
  Issuance of common stock                                                     1,513,501                    309,094
  Redemption of preferred stock                                                     (300)
                                                                        -----------------         ------------------
         Net cash provided by financing activities                             1,513,201                    309,094
                                                                        -----------------         ------------------
Net increase in cash and cash equivalents                                      2,059,643                  1,235,905
Cash and cash equivalents at beginning of period                              11,297,049                  6,967,904
                                                                        -----------------         ------------------
Cash and cash equivalents at end of period                                   $13,356,692                 $8,203,809
                                                                        -----------------         ------------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                                 $1,252,336                   $250,000
                                                                        -----------------         ------------------

The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)
                                   -----------

1. Nature of Business and Summary of Significant Accounting Policies

Automobile Protection Corporation - APCO was incorporated in the State of Georgia on September 10, 1984. APCO and its wholly-owned subsidiaries (the "Company") are engaged primarily in the marketing and administration of extended vehicle service contracts and extended vehicle warranty programs sold by new and used automobile retailers located throughout the United States. Extended vehicle service contracts augment and enhance upon the basic warranty offered by the automobile manufacturer. The Company markets its contracts nationally under the EasyCare(R) trade name and also administers vehicle service contracts under private label programs for a major automobile manufacturer and others.

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

Investment Securities
---------------------
The Company's investments consist of trading securities and held to maturity securities. Trading securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recorded in earnings as incurred. Gains and losses during the periods encompassed by these financial statements were insignificant. Held to maturity securities are stated at their amortized cost. The market value of the Company's held-to-maturity securities at June 30, 1998 is $2,682,786.

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

Stock-based Compensation Plans
------------------------------
The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) with the annual associated disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123). SFAS No. 123 requires that companies which elect to not account for stock-based compensation as prescribed by that statement shall disclose annually, among other things, pro forma effects on net income and net income per share as if SFAS No. 123 had been adopted. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

2. Other Items

In June 1998, the Company entered into a marketing and sales license agreement with a software vendor, whereby the Company licensed certain computer software for the automotive industry, which it intends to market to automobile dealers and others. Under the agreement, the Company is required to purchase software with a minimum aggregate value of $1,750,000.

In July 1998, the Company settled its lawsuit against Everest Reinsurance Company (formerly Prudential Reinsurance Company) under confidential terms. The Company expects to pay claims under the various assumption of liability endorsements through the third quarter of 1999 and believes the reserves recorded for this liability are adequate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the three and six month periods ended June 30, 1998. The discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein and the Company's Annual Report on Form 10-K for the twelve months ended December 31, 1997.

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

Liquidity and Capital Resources

The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the next twenty four months. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. At June 30, 1998, the Company had working capital of $28,549,276 (compared to $21,034,430 at December 31, 1997) and investment securities with maturities greater than twelve months of $1,020,430 (compared to $1,474,493 at December 31, 1997). The net increase in working capital and investment securities of $7,060,783 is attributable to operations of the Company and to proceeds from the exercise of stock options ($1,513,501). The Company expects to receive a tax benefit from the stock option exercises of $2,294,000 over the remainder of the year through lower current tax payments. The Company invests its funds in treasury securities, municipal bonds and financial instruments with maturities of less than five years and money market accounts.

Results of Operations

Three months ended June 30, 1998 ("1998") compared to the three months ended
----------------------------------------------------------------------------
June 30, 1997 ("1997").
-----------------------

Revenues for 1998 increased by 26% or $6,263,843 to $30,060,872 over 1997. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues. EasyCare(R) revenues increased due to the introduction of additional automobile dealers to EasyCare(R) vehicle service contracts by the Company's independent sales representatives, increased average production by dealers and from 32% growth under the contract with American Honda Finance Corporation.

The Company's gross margin was 21.9% of revenues in 1998 compared to 20.4% of revenues in 1997. Gross margin is impacted by the mix of new and used, makes and models of vehicles and the types of coverage sold. The gross margin for 1998 was also impacted by an insurance change introduced late last year. The Company has recently entered into agreements with two large dealership groups and with Banc One Insurance Services Corporation and is also preparing to launch the EasyCare(R) standard product line. Management anticipates future gross margins will be reduced as a result of the expected change in the mix of business.

Compensation, selling and administrative expenses for 1998 increased by 14% or $502,707 to $4,071,331 over 1997. The increase for 1998 is primarily attributable to compensation cost, which increased to support the growth of the business.

Interest, dividend and other income for 1998 increased by 61% or $156,980 to $416,044 over 1997. The increase is due to the larger cash and investment securities balances on hand.

The Company recorded a provision for income taxes in 1998 of $1,039,000 compared to $545,000 for 1997. The increase is primarily due to higher pretax income, offset by a lower effective combined tax rate of 37% compared to 38% in 1997.

Six months ended June 30, 1998 ("1998") compared to the six months ended June
-----------------------------------------------------------------------------
30, 1997 ("1997").
------------------

Revenues for 1998 increased by 27.3% or $11,982,044 to $55,874,387 over 1997.
The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues. EasyCare(R) revenues increased due to the introduction of additional automobile dealers to EasyCare(R) vehicle service contracts by the Company's independent sales representatives, increased average production by dealers and from 35% growth under the contract with American Honda Finance Corporation.

The Company's gross margin was 22.2% of revenues in 1998 compared to 20.8% of revenues in 1997. Gross margin is impacted by the mix of new and used, makes and models of vehicles and the types of coverage sold. The gross margin for 1998 was also impacted by an insurance change introduced late last year. The Company has recently entered into agreements with two large dealership groups and with Banc One Insurance Services Corporation and is also preparing to launch the EasyCare(R) standard product line. Management anticipates future gross margins will be reduced as a result of the expected change in the mix of business.

Compensation, selling and administrative expenses for 1998 increased by 15% or $1,024,365 to $7,979,685 over 1997. The increase for 1998 is primarily attributable to compensation cost, which increased to support the growth of the business.

Interest, dividend and other income for 1998 increased by 56% or $275,356 to $768,562 over 1997. The increase is due to the larger cash and investment securities balances on hand.

The Company recorded a provision for income taxes in 1998 of $1,842,000 compared to $930,000 for 1997. The increase is primarily due to higher pretax income, offset by a lower effective combined tax rate of 37% compared to 38% in 1997.

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


                              II. OTHER INFORMATION

Item 2. Changes in Securities
-----------------------------

During the second quarter of 1998, the Company issued the following securities:

                                                                                     Exemption
                                                               Consideration              from
Date of sale       Title of security       Number sold              received      registration        Option terms
---------------    -----------------       -----------              --------      ------------        ------------
04/98-06/98             Common stock            77,447              $176,303             4 (2)
                         issued upon
                         exercise of
                     options granted
                        to customers
                      and consultant

05/98                   Common stock             1,150                   $ -             4 (2)
                           issued to
                           employees

                                       13

Item 5. Other Information
-------------------------

Notice to Stockholders Regarding 1999 Annual Meeting of Stockholders:

Pursuant to the Amended and Restated Certificate of Incorporation, stockholders are advised that the Company's management will be permitted to exercise discretionary voting authority under proxies it solicits and obtains for the Company's 1999 Annual Meeting of Stockholders with respect to any proposal presented by a stockholder at such meeting, without any discussion of the proposal in the Company's proxy statement for such meeting, unless the Company receives notice of such proposal at its principal office in Atlanta, Georgia not later than the 60th day prior to the scheduled meeting date, provided, however, that if less than 70 days' notice or prior public disclosure of the date of the meeting is given, notice of such proposal be delivered to the principal office the earlier of the 10th day after the notice of the meeting is mailed or public disclosure of the meeting date was made.


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

/s/ Martin J. Blank                                       August 12, 1998
-----------------------------------                     ------------------
Martin J. Blank                                                Date
Secretary (Duly Authorized Officer)



/s/ Anthony R. Levinson                                   August 12, 1998
-----------------------------------                     ------------------
Anthony R. Levinson                                            Date
Chief Financial Officer (Principal
Financial and Accounting Officer,
Duly Authorized Officer)