Form 10-Q
period 1998-09-30
AUTOMOBILE PROTECTION CORP APCO
filed 1998-11-12
CIK 833441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

      Commission file number 0-17231

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at September 30, 1998
---------------------------------------      ---------------------------------
Common stock, $.001 par value per share                 11,768,794

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                                      INDEX

                                                                                             Page
Part I. Financial Information

Item 1. Financial Statements.

   Consolidated Balance Sheets at September 30, 1998 and
   December 31, 1997........................................................................... 3

   Consolidated Statements of Income for the Three
   Month Period Ended September 30, 1998 and 1997.............................................. 4

   Consolidated Statements of Income for the Nine
   Month Period Ended September 30, 1998 and 1997.............................................. 5

   Consolidated Statements of Cash Flows for the Nine
   Month Period Ended September 30, 1998 and 1997 ............................................. 6

   Notes to Consolidated Financial Statements ................................................. 7

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations......................................................... 9

Part II. Other Information

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           September 30,             * December 31,
                                                                           -------------             --------------
                                                                                    1998                       1997
                                                                                    ----                       ----
ASSETS
Current Assets:
  Cash and cash equivalents                                                  $18,000,273                $11,297,049
  Trading securities, at fair value                                           10,601,933                  8,067,180
  Investment securities held to maturity                                         612,390                  1,851,019
  Accounts receivable, net of provision for doubtful
   accounts of $100,000 and $60,000                                            3,499,458                  2,400,701
  Notes receivable, net of provision for doubtful
   accounts of $60,000 and $0                                                  3,178,357                  2,554,978
  Officer and employee receivables                                               343,109                    250,190
  Income tax refund receivable                                                   460,772
  Prepaid expenses                                                             1,161,688                    287,766
  Deferred tax asset                                                           1,043,602                    785,882
  Restricted cash                                                             12,531,045                  8,324,628
                                                                        -----------------         ------------------
          Total current assets                                                51,432,627                 35,819,393
Property and equipment, net of accumulated
  depreciation of $2,350,056 and $2,015,368                                    2,498,743                  1,220,876
Investment securities held to maturity, non current                            1,011,026                  1,474,493
Deposits to secure licenses                                                      760,322                    743,762
Deferred tax asset                                                                   385                     18,793
Other assets                                                                      39,756                     37,733
                                                                        -----------------         ------------------
                                                                             $55,742,859                $39,315,050
                                                                        -----------------         ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable                                           $12,531,045                 $8,324,628
  Accounts payable                                                             2,185,196                  1,255,831
  Accrued liabilities                                                          7,017,880                  4,805,471
  Income taxes payable                                                                                      399,033
                                                                        -----------------         ------------------
          Total current liabilities                                           21,734,121                 14,784,963
Deferred income taxes                                                            408,325                    254,420
Redeemable preferred stock                                                                                      300
                                                                        -----------------         ------------------
                                                                              22,142,446                 15,039,683
                                                                        -----------------         ------------------
Shareholders' equity:
  Common stock; $.001 par value, 40,000,000 authorized,
    11,768,794 and 10,976,964 issued and outstanding                              11,768                     10,976
  Additional paid-in capital                                                  20,300,876                 16,067,536
  Retained earnings                                                           13,287,769                  8,196,855
                                                                        -----------------         ------------------
          Total shareholders' equity                                          33,600,413                 24,275,367
                                                                        -----------------         ------------------
                                                                             $55,742,859                $39,315,050
                                                                        =================         ==================


* From audited financial statements contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            Three Months               Three Months
                                                                            ------------               ------------
                                                                                   Ended                      Ended
                                                                                   -----                      -----
                                                                            September 30,              September 30,
                                                                            -------------              -------------
                                                                                    1998                       1997
                                                                                    ----                       ----
Revenues                                                                     $33,684,804                $27,087,863
                                                                        -----------------         ------------------
Cost of sales:
     Premiums and taxes                                                       21,920,276                 17,604,493
     Commissions and other costs                                               4,494,447                  3,956,858
                                                                        -----------------         ------------------
       Total cost of sales                                                    26,414,723                 21,561,351
                                                                        -----------------         ------------------

                                                                               7,270,081                  5,526,512
                                                                        -----------------         ------------------

Expenses:
  Compensation, selling and administrative                                     4,568,936                  3,565,656
  Depreciation and amortization                                                  101,000                    111,000
  Interest, dividend and other income                                           (498,966)                  (326,745)
                                                                        -----------------         ------------------
                                                                               4,170,970                  3,349,911
                                                                        -----------------         ------------------

Income before provision for income taxes                                       3,099,111                  2,176,601
Provision for income taxes                                                     1,147,000                    834,689
                                                                        -----------------         ------------------
Net income                                                                    $1,952,111                 $1,341,912
                                                                        -----------------         ------------------


Earnings per share:
  Basic                                                                            $0.17                      $0.13
  Diluted                                                                          $0.16                      $0.12


Number of shares used in computing earnings per share:
  Basic                                                                       11,735,000                 10,781,000
  Diluted                                                                     12,480,000                 11,677,000


The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                             Nine Months                Nine Months
                                                                             -----------                -----------
                                                                                   Ended                      Ended
                                                                                   -----                      -----
                                                                            September 30,              September 30,
                                                                            -------------              -------------
                                                                                    1998                       1997
                                                                                    ----                       ----
Revenues                                                                     $89,559,194                $70,980,206
                                                                        -----------------         ------------------
Cost of sales:
     Premiums and taxes                                                       57,161,582                 45,983,441
     Commissions and other costs                                              12,697,605                 10,349,247
                                                                        -----------------         ------------------
       Total cost of sales                                                    69,859,187                 56,332,688
                                                                        -----------------         ------------------

                                                                              19,700,007                 14,647,518
                                                                        -----------------         ------------------

Expenses:
  Compensation, selling and administrative                                    12,548,621                 10,520,976
  Depreciation and amortization                                                  339,000                    325,500
  Interest, dividend and other income                                         (1,267,528)                  (819,951)
                                                                        -----------------         ------------------
                                                                              11,620,093                 10,026,525
                                                                        -----------------         ------------------

Income before provision for income taxes                                       8,079,914                  4,620,993
Provision for income taxes                                                     2,989,000                  1,764,689
                                                                        -----------------         ------------------
Net income                                                                    $5,090,914                 $2,856,304
                                                                        -----------------         ------------------


Earnings per share:
  Basic                                                                            $0.44                      $0.27
  Diluted                                                                          $0.41                      $0.25


Number of shares used in computing earnings per share:
  Basic                                                                       11,517,000                 10,699,000
  Diluted                                                                     12,327,000                 11,467,000


The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months                Nine Months
                                                                             -----------                -----------
                                                                                   Ended                      Ended
                                                                                   -----                      -----
                                                                            September 30,              September 30,
                                                                            -------------              -------------
                                                                                    1998                       1997
                                                                                    ----                       ----
Cash flows from operating activities:
  Net income                                                                  $5,090,914                 $2,856,304
                                                                        -----------------         ------------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                               339,000                    325,500
     Deferred income taxes                                                       (85,407)                    78,665
     Provision for doubtful accounts                                             100,000                     10,000
     Tax benefit from stock option exercise                                    2,442,000
     Stock compensation expense                                                  135,200
  Changes in operating assets and liabilities:
   Restricted cash                                                            (4,206,417)                (2,206,152)
   Accounts receivable                                                        (1,138,757)                (1,731,580)
   Officer and employee receivables                                              (92,919)                   (34,623)
   Notes receivable                                                             (683,379)                  (313,725)
   Prepaid expenses and other assets                                            (875,945)                    95,379
   Premiums, fees and taxes payable                                            4,206,417                  2,206,152
   Accounts payable                                                              929,365                    471,425
   Accrued liabilities                                                         2,212,409                  1,927,108
   Income taxes                                                                 (859,805)                   945,790
   Purchases of trading securities                                            (8,724,796)                (4,226,207)
   Sales of trading securities                                                 6,190,043                  3,234,265
                                                                        -----------------         ------------------
     Total adjustments                                                          (112,991)                   781,997
                                                                        -----------------         ------------------
         Net cash provided by operating activities                             4,977,923                  3,638,301
                                                                        -----------------         ------------------
Cash flows from investing activities:
  Purchases of property and equipment                                         (1,623,800)                  (389,724)
  Proceeds from sales of property and equipment                                    6,933                     10,000
  Purchases of investment securities                                            (186,822)                  (386,467)
  Redemptions and maturities of investment securities                          1,888,918                    393,308
  Increase in deposits to secure licenses                                        (16,560)                   (15,634)
                                                                        -----------------         ------------------
         Net cash provided by (used in) investing activities                      68,669                   (388,517)
                                                                        -----------------         ------------------
Cash flows from financing activities:
  Issuance of common stock                                                     1,656,932                    499,081
  Redemption of preferred stock                                                     (300)
                                                                        -----------------         ------------------
         Net cash provided by financing activities                             1,656,632                    499,081
                                                                        -----------------         ------------------
Net increase in cash and cash equivalents                                      6,703,224                  3,748,865
Cash and cash equivalents at beginning of period                              11,297,049                  6,967,904
                                                                        -----------------         ------------------
Cash and cash equivalents at end of period                                   $18,000,273                $10,716,769
                                                                        -----------------         ------------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                                 $1,492,212                   $715,370
                                                                        -----------------         ------------------

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

Investment Securities
---------------------
The Company's investments consist of trading securities and held to maturity securities. Trading securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recorded in earnings as incurred. Gains and losses during the periods encompassed by these financial statements were insignificant. Held to maturity securities are stated at their amortized cost. The market value of the Company's held-to-maturity securities at September 30, 1998 is $1,630,529.

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

Earnings Per Share
------------------
The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) for the calculation of earnings per share, which was adopted during 1997. Basic earnings per share is based upon the weighted average number of issued common shares for each period. Diluted earnings per share is based upon the weighted average number of issued common shares for each period, in addition to the effect of common stock equivalents (stock options) which are calculated using the treasury stock method.

Comprehensive Income
--------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130) to be effective for fiscal years beginning after December 15, 1997. This Statement requires that all items which are to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive income is the same as its net income.

2. Other Items

In June 1998, the Company entered into a marketing and sales license agreement with a software vendor, whereby the Company licensed certain computer software for the automotive industry, which it intends to market to automobile dealers and others. Under the agreement, the Company is required to purchase software with a minimum aggregate value of $1,750,000, of which $250,000 has been paid through September 30, 1998.

In July 1998, the Company settled its lawsuit against Everest Reinsurance Company (formerly Prudential Reinsurance Company) under confidential terms. The Company expects to pay claims under the various assumption of liability endorsements through the third quarter of 1999 and believes the reserves recorded for this liability are adequate. The Company recognized a pretax credit of $400,000 during the third quarter to adjust the accrued liability to its expected ultimate amount.

In September 1998, the Company acquired a 9.6 acre parcel of land in the City of Norcross, Georgia and has commenced the design of a 50,000 square foot building to accommodate the Company's corporate and administrative offices. The building is expected to be available for occupancy during the second quarter of 1999. In connection with the Company's relocation to this building, the Company has recorded a reserve of approximately $350,000 related to costs to be incurred to abandon its leased office location.

3. Stockholders' Equity and Options

During the third quarter, the Company's board of directors approved the formation of the 1998 Performance Equity Plan to enable the Company to offer its key employees, officers, directors and consultants whose past, present and/or potential contributions to the Company and its Subsidiaries have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The Plan provides for the issuance of 550,000 options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the three and nine month periods ended September 30, 1998. The discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein and the Company's Annual Report on Form 10-K for the twelve months ended December 31, 1997.

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

Liquidity and Capital Resources

The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the next twenty-four months. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. At September 30, 1998, the Company had working capital of $29,698,506 (compared to $21,034,430 at December 31, 1997) and investment securities with maturities greater than twelve months of $1,011,026 (compared to $1,474,493 at December 31, 1997). The net increase in working capital and investment securities of $8,200,609 is attributable to operations of the Company and to proceeds from the exercise of stock options ($1,656,932) less the cost of the land for the Company's corporate and administrative offices ($1,072,484). The Company expects to receive a tax benefit from the stock option exercises of $2,442,000 over the remainder of the year through lower current tax payments. The Company invests its funds in treasury securities, municipal bonds and financial instruments with maturities of less than five years and money market accounts. The Company expects to initially fund the construction of its corporate and administrative offices from working capital.

Results of Operations

Three months ended September 30, 1998 ("1998") compared to the three months
---------------------------------------------------------------------------
ended September 30, 1997 ("1997").
----------------------------------

Revenues for 1998 increased by 24% or $6,596,941 to $33,684,804 over 1997. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues. EasyCare(R) revenues increased due to the introduction of additional automobile dealers to EasyCare(R) vehicle service contracts by the Company's independent sales representatives, increased average production by dealers and from 15% growth under the contract with American Honda Finance Corporation.

The Company's gross margin was 21.6% of revenues in 1998 compared to 20.4% of revenues in 1997. Gross margin is impacted by the mix of new and used, makes and models of vehicles and the types of coverage sold. Management anticipates future gross margins will be reduced as new product introductions, such as EasyCare(R) Standard, and private label marketing agreements, such as with Banc One Insurance Services Corporation, - result in a change in the mix of business.

Compensation, selling and administrative expenses for 1998 increased by 28% or $1,003,280 to $4,568,936 over 1997. The increase for 1998 is primarily attributable to compensation cost, which increased to support the growth of the business. During the third quarter, the Company recognized two "other items", which are included in this income statement component: (a) Recognition of a pretax credit of $400,000 to adjust the reserve for claims recorded in connection with the Company's lawsuit against Everest Reinsurance Company, which was settled this quarter; (b) A pretax loss of approximately $350,000 recognized in connection with the abandonment of the Company's leased office location.

Interest, dividend and other income for 1998 increased by 53% or $172,221 to $498,966 over 1997. The increase is due to the larger cash and investment securities balances on hand.

The Company recorded a provision for income taxes in 1998 of $1,147,000 compared to $834,689 for 1997. The increase is primarily due to higher pretax income, offset by a lower effective combined tax rate of 37% compared to 38% in 1997.

Nine months ended September 30, 1998 ("1998") compared to the nine months ended
-------------------------------------------------------------------------------
September 30, 1997 ("1997").
----------------------------

Revenues for 1998 increased by 26% or $18,578,988 to $89,559,194 over 1997. The
Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues. EasyCare(R) revenues increased due to the introduction of additional automobile dealers to EasyCare(R) vehicle service contracts by the Company's independent sales representatives, increased average production by dealers and from 27% growth under the contract with American Honda Finance Corporation.

The Company's gross margin was 22% of revenues in 1998 compared to 20.6% of revenues in 1997. Gross margin is impacted by the mix of new and used, makes and models of vehicles and the types of coverage sold. The gross margin for 1998 was also impacted by an insurance change introduced late last year, which impacted the first and second quarters. Management anticipates future gross margins will be reduced as new product introductions, such as EasyCare(R) Standard, and private label marketing agreements, such as with Banc One Insurance Services Corporation, - result in a change in the mix of business.

Compensation, selling and administrative expenses for 1998 increased by 19% or $2,027,645 to $12,548,621 over 1997. The increase for 1998 is primarily attributable to compensation cost, which increased to support the growth of the business. During the third quarter, the Company recognized two "other items", which are included in this income statement component: (a) Recognition of a pretax credit of $400,000 to adjust the reserve for claims recorded in connection with the Company's lawsuit against Everest Reinsurance Company, which was settled this quarter; (b) A pretax loss of approximately $350,000 recognized in connection with the abandonment of the Company's leased office location.

Interest, dividend and other income for 1998 increased by 55% or $447,577 to $1,267,528 over 1997. The increase is due to the larger cash and investment securities balances on hand.

The Company recorded a provision for income taxes in 1998 of $2,989,000 compared to $1,764,689 for 1997. The increase is primarily due to higher pretax income, offset by a lower effective combined tax rate of 37% compared to 38% in 1997.

Year 2000

The Company's proprietary warranty administration system was developed internally and was designed with large enough "date" fields to accept and accurately process dates with the year 2000 and later. In fact, many of the contracts received for administration to date have expiration dates after 1999 and no processing problems have occurred. The Company has reviewed its mission critical systems and believes they are year 2000 compliant and it will not need to make significant expenditures to remedy year 2000 problems.

While the Company is satisfied that its mission critical systems are year 2000 compliant, it cannot determine at this stage whether all of its customers' systems are compliant. The Company receives contracts from three discrete sources in the following formats:

(a) Automobile dealers - Contracts are submitted in paper form by dealers, who generally utilize a computerized system to produce the contract form. (b) Automobile manufacturer - The manufacturer provides the Company with a daily electronic file of contracts sold by its participating dealers. (c) Insurance company - The insurance company provides the Company with a daily electronic file of contracts received and processed at its data center.

Should any of these sources encounter difficulty generating or processing contracts due to year 2000 problems, the Company could face delays in receiving service contracts to process, which might delay the recognition of revenues and adversely impact customer service. The Company is querying its customers as to their progress in identifying and addressing year 2000 problems.

The Company does not rely on its unrelated insurers' computer systems to a significant extent to conduct its critical business functions. The Company recognizes that many automobile components are electronic and contain embedded chips. From inquiries made of industry sources, the Company is not aware of any components being "date" sensitive. In the event certain components fail because of year 2000 problems, the Company's insurers' might be liable for the replacement or repair of the failed component. If such losses were significant, the Company's insurers' might increase premiums, thereby impacting the Company's competitive position and/or profitability.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131) to be effective for fiscal years beginning after December 15, 1997. This Statement requires a Company to report financial and descriptive information about its operating segments, on the same basis used internally by management. This Statement has no effect on the financial position, results of operations, or cash flows of the Company.

                              II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

In July 1998, the Company settled a lawsuit, on confidential terms, which it had brought against Everest Reinsurance Company (formerly Prudential Reinsurance Company) in September 1996 in the United States District Court, Northern District of Georgia, Atlanta division. The complaint arose from the improper denial of valid claims under various assumption of liability endorsements issued by Everest to participating dealers in 1991.

Item 2. Changes in Securities
-----------------------------

During the third quarter of 1998, the Company issued the following securities:

                                                                                     Exemption
                                                               Consideration              from
Date of sale       Title of security       Number sold              received      registration        Option terms
------------       -----------------       -----------              --------      ------------        ------------
07/98-08/98             Common stock            26,000                  $ -                          Vest over 4 years
                  options granted to
                     employees under
                    1997 Performance
                         Equity Plan

08/98                   Common stock            26,000                  $ -                          Vest over 4 years
                  options granted to
                     employees under
                    1998 Performance
                         Equity Plan

07/98-09/98             Common stock            24,500              $134,380             4 (2)
                         issued upon
                         exercise of
                     options granted
                        to customers
                      and consultant

09/98                   Common stock                50                  $ -              4 (2)
                           issued to
                            employee


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

   (a)   Exhibits:                  (I) 1998 Performance Equity Plan


   (b)  Reports on Form 8-K:        None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AUTOMOBILE PROTECTION CORPORATION - APCO

/s/ Martin J. Blank                                       November 10, 1998
-----------------------------------                       -----------------
Martin J. Blank                                                 Date
Secretary (Duly Authorized Officer)



/s/ Anthony R. Levinson                                   November 10, 1998
-----------------------------------                       -----------------
Anthony R. Levinson                                             Date
Chief Financial Officer (Principal
Financial and Accounting Officer,
Duly Authorized Officer)