Form 10-K
period 1998-12-31
AUTOMOBILE PROTECTION CORP APCO
filed 1999-03-30
CIK 833441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


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

Registrant's telephone number, including area code: (770) 394-7070
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                           ----------
Securities registered pursuant to Section 12(g) of the Act:

         Common Stock - Par Value $.001 per share
--------------------------------------------------------------------------------
         (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes (X) No ( )

         Based on the average of the bid and asked prices ($10.63) at the close of business on March 12, 1999, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was $104,553,000.

         The number of shares outstanding of the Registrant's common stock, $.001 par value, was 11,887,334 on March 12, 1999.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Items 10 - 12 are incorporated by reference from the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                     PART 1
                                     ------
ITEM 1. BUSINESS.
----------------

General

         Automobile Protection Corporation - APCO and its subsidiaries (the "Company") are engaged principally in the marketing and administration of extended vehicle service contracts and extended vehicle warranty programs sold by automobile and recreational vehicle dealers located throughout the United States. A subsidiary of the Company also provides insurance brokerage services to the automotive industry.

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

         The Company markets its products under the trade name, EasyCare(R). There are EasyCare(R) products for new, used and leased vehicles, which provide an array of benefits, ranging from total mechanical breakdown (commonly referred to as "bumper-to-bumper") coverage to named peril (stated component) coverage. EasyCare(R) products include various benefits such as trip interruption, rental reimbursement and emergency roadside assistance. The Company also administers programs under private labels for large customers.

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

Marketing

         The Company's products are sold by automobile dealers to consumers. The Company markets its VSCs to dealers through a national network of independent sales representatives and a few employee sales representatives. The independent sales representatives often market other automotive related insurance products to dealers, in addition to the Company's VSCs. The Company's agreement with each independent sales organization and representative is terminable by the Company if production quotas are not met, or by the representative upon the giving of written notice. Independent sales representatives are compensated on a commission basis which is linked to sales volumes. At March 12, 1999, 140 individual sales representatives actively represented the Company. The Company supports the sales representatives with a marketing department which is available to provide proposal assistance, competitive analysis, training of dealership personnel and program installation.

         In February 1994, the Company entered into a five year agreement with American Honda Finance Corporation to administer a VSC program for non-Honda and non-Acura vehicles sold through participating Honda and Acura dealerships. The relationship was extended in January 1999 for an additional period of three years. This agreement provided approximately 14% of the Company's revenues for 1998 and 1997 and 11% for 1996.

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

         Commencing in 1998, the Company entered into several national marketing/administrative agreements which are described below:

         During March 1998, the Company's subsidiary, The Aegis Group, Inc., entered into a three year agreement with Allstate Insurance Company to administer a mechanical breakdown insurance policy to be marketed and underwritten by Allstate Insurance Company under the name Allstate Parts & Labor Plus. This agreement provided less than 1% of the Company's revenues for 1998.

         During March 1998, the Company's subsidiary, The Aegis Group, Inc., entered into a five year agreement with Banc One Insurance Services Corporation to administer a vehicle service contract program to be marketed by Banc One Insurance Services Corporation under the name The One(R) Care. This agreement provided less than 1% of the Company's revenues for 1998.

         During June 1998, the Company entered into an agreement to market maintenance reminder software developed by Interval, Inc. The Company plans to market this software, called Service Advisor Plus, to automobile dealers commencing in 1999. This product will be marketed through the Company's independent sales representatives to both existing and prospective dealers.

         During August 1998, the Company entered into a marketing agreement with Simoniz USA, Inc. to market Simoniz car care products under the name Simoniz EasyCare. This agreement had no financial impact in 1998.

         During October 1998, the Company entered into a three year agreement with Manheim Dealer Support Services, Inc. to administer a vehicle service contract program to be offered by Manheim to independent automobile dealers under the name Manheim EasyCare. This agreement provided less than 1% of the Company's revenues for 1998.

         During December 1998, the Company entered into a two year agreement with Dollar Thrifty Automotive Group to install the Company's limited warranty, extended service contract and certification products in all Thrifty Car Sales locations. This agreement had no financial impact in 1998.

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

Employees

         At March 12, 1999, the Company had 180 employees. The Company is not subject to any collective bargaining agreements and considers its relationships with employees to be good.

Seasonality

         The VSC industry is subject to the seasonality of the automobile industry. The Company's revenues tend to be lower in the first and fourth quarters due to lower sales of motor vehicles during the winter months as compared to other times of the year.

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

ITEM 2. PROPERTIES.
------------------

         The Company conducts its primary operations from approximately 20,000 sq. ft. of leased office space at 15 Dunwoody Park Drive, Suite 100, Atlanta, Georgia 30338 under leases which expire in 1999. Additionally, the Company leases approximately 1,600 sq. ft. of office space in Charlotte, North Carolina to conduct its motorsports sponsorship programs under a lease which expires in 2000.

         The Company acquired 9.6 acres of land during 1998 and is currently constructing a 52,000 square foot office building to accommodate its corporate and administrative offices. The Company's new address will be 6010 Atlantic Boulevard, Norcross, Georgia 30071.

         The Company expects to move prior to the expiration of its leases; however, in the event the new facility is not ready for occupancy before the expiration of the leases, the Company believes it will be able to negotiate an extension of the leases.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

         In July 1998, the Company settled the lawsuit which it had brought against Everest Reinsurance Company (formerly Prudential Reinsurance Company) in September 1996 in the United States District Court, Northern District of Georgia, Atlanta division.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

         No matter was submitted during the fourth quarter of the year, covered by this report, to a vote of shareholders of the Company through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
------------------------------------------------------------------------
MATTERS.
-------

         The Company's common stock is quoted on the National Market System of the NASDAQ Stock Market under the symbol "APCO." The following figures represent quarterly high and low bid information related to trading in the Company's common stock. The figures reflect inter-dealer prices without retail markup, markdown or commissions and may not be representative of actual transactions which occurred in the market. Such information has been obtained from NASDAQ.

                                                 Low Bid        High Bid
                                                 -------        --------
1997:
First Quarter                                     $3.38           $5.00
Second Quarter                                    $3.19           $4.00
Third Quarter                                     $3.50           $5.38
Fourth Quarter                                    $4.75           $7.63
1998:
First Quarter                                     $6.00          $13.44
Second Quarter                                    $9.00          $14.81
Third Quarter                                     $5.00          $11.38
Fourth Quarter                                    $5.00          $11.75
1999:
First Quarter*                                    $9.75          $13.63

* through  March 12, 1999

         The closing bid price for the common stock on March 12, 1999 was $10.25.

         There are approximately 180 holders of record of the Company's common stock. Additionally, the Company believes there are approximately 4,500 beneficial owners of its common stock, held in street name by brokerage firms.

         No dividends have been declared or paid to date on the Company's common stock, nor are any anticipated in the foreseeable future.

         During the fourth quarter of 1998, the Company issued the following unregistered securities:

                                                                                     Exemption
                                                              Consideration               from
   Date of sale    Title of security       Number sold             received       registration        Option terms
   ------------    -----------------       -----------             --------       ------------        ------------
    10/98 -11/98        Common stock           454,750                   -              4 (2)    Vest over 4 years
                     options granted
                  to employees under
                    1998 Performance
                         Equity Plan


    10/98 -12/98        Common stock            56,500            $144,860              4 (2)
                         issued upon
                         exercise of
                     options granted
                      to consultants
                        and customer

ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

Set forth below is a summary of the selected financial data of the Company:

                                                                                                 Four months
                              Year ended      Year ended        Year ended        Year ended           ended     Year ended
                            December 31,    December 31,      December 31,      December 31,    December 31,     August 31,
                                    1998            1997              1996              1995            1994           1994
                                    ----            ----              ----              ----            ----           ----
Statement of Operations:
Total revenues             $ 119,953,682   $  93,935,167     $  67,208,406    $   49,210,774   $  11,197,168   $   26,553,554
Income before
 provision for income
 taxes and cumulative
 effect of accounting
 change                       10,487,485       6,530,716         2,526,919         2,447,582         413,747        1,290,453
Provision for
 income taxes                 (3,881,000)     (2,480,000)         (963,000)         (922,000)       (144,000)        (445,705)
Cumulative effect of
 accounting change                                                                                                     67,780
------------------------------------------------------------------------------------------------------------------------------

Net income                 $   6,606,485   $   4,050,716     $   1,563,919    $    1,525,582   $     269,747   $      912,528
==============================================================================================================================
Per share data:
Basic
 Earnings before
  cumulative effect of
  accounting change        $        0.57   $        0.38     $        0.16    $         0.23   $        0.05   $         0.17
 Cumulative effect of
  accounting change                                                                                                      0.01
------------------------------------------------------------------------------------------------------------------------------

Earnings                   $        0.57   $        0.38     $        0.16    $         0.23   $        0.05   $         0.18
==============================================================================================================================

Diluted
 Earnings before
  cumulative effect of
  accounting change        $        0.53   $        0.35     $        0.14    $         0.21   $        0.04   $         0.15
 Cumulative effect of
  accounting change                                                                                                      0.01
------------------------------------------------------------------------------------------------------------------------------

 Earnings                  $        0.53   $        0.35     $        0.14    $         0.21   $        0.04   $         0.16
==============================================================================================================================

                                   As of           As of            As of            As of             As of           As of
                            December 31,    December 31,     December 31,     December 31,      December 31,       August 31,
                                    1998            1997             1996             1995              1994             1994
                                    ----            ----             ----             ----              ----             ----
Balance Sheet Data:
------------------
Working capital            $  31,366,510   $  21,034,430     $  15,223,512    $  11,270,716    $  3,317,098    $    3,134,005
Total assets               $  55,517,974   $  39,315,050     $  31,260,823    $  19,592,461    $  9,352,256    $    8,398,317
Total liabilities          $  20,109,613   $  15,039,683     $  12,050,775    $   4,898,455    $  3,931,752    $    4,150,491
Shareholders' equity       $  35,408,361   $  24,275,367     $  19,210,048    $  14,694,006    $  5,420,504    $    4,247,826

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------

         The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the periods indicated. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes, and with the other financial information appearing herein.

Forward-Looking Statements

         When used in Form 10-K and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result", "management expects" or "the Company expects", "will continue", "is expected", "is anticipated", "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

         Certain of these risks and uncertainties are discussed elsewhere in this report, in addition to the following risk factors. The industry in which the Company operates is highly competitive, with some competitors having significantly greater financial resources and name recognition than the Company. The Company depends on independent sales representatives, automobile dealers, an automobile manufacturer and financial institutions to market its products. The distribution of automobiles has been subject to cyclical economic conditions in the past and could be subject to such conditions in the future. Additionally, automobile dealer consolidation could reduce the number of dealers and consequently the Company's addressable market.

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

Liquidity and Capital Resources

         The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the next twenty-four months. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. At December 31, 1998, the Company had working capital of $31,366,510 (compared to $21,034,430 at December 31, 1997) and investment securities with maturities greater than twelve months of $602,950 (compared to $1,474,493 at December 31, 1997). The net increase in working capital and investment securities of $9,460,537 is attributable to operations of the Company and to proceeds from the exercise of stock options ($1,764,036) less the cost of the land purchased to construct the Company's corporate and administrative offices and other equipment purchases ($1,987,731). The Company expects to receive a tax benefit from stock option exercises of $2,500,000 through lower current tax payments. The Company primarily invests its funds in treasury securities, U.S. agencies, municipal bonds and financial instruments with maturities of less than five years and money market accounts. The Company hired a professional investment management firm in 1998 to invest $1,000,000 in a portfolio of equities. The Company expects to initially fund the construction of its corporate and administrative offices from working capital. During 1999, the Company expects to spend approximately $5,000,000.

Results of Operations

Year ended December 31, 1998 ("1998") compared to year ended December
---------------------------------------------------------------------
  31, 1997 ("1997").
--------------------

         Revenues for 1998 increased by 28% or $26,018,515 to $119,953,682 over 1997. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSCs") under the EasyCare(R) name, which provided 99% of revenues for 1998. EasyCare(R) revenues increased due to the introduction of additional automobile dealers to EasyCare(R), increased average production by dealers and from growth under the contract with American Honda Finance Corporation, which provided 14% of the Company's 1998 and 1997 revenues. The Company also experienced growth from its national agreements with a major dealership group and from its third party administrative agreement with a major insurance company. Management expects future opportunities for growth to arise from these national agreements and from other national agreements entered into in late 1998. The national agreements, excluding the major dealership group agreement, impacted net revenues by less than 1% during 1998. The Company experienced reduced production from its certification program in 1998 and management expects it to decline further in 1999.

         The Company's gross margin was 21.8% of revenues in 1998 compared to 21.3% of revenues in 1997. Gross margin is impacted by the mix of new and used, and of makes and models of vehicles and the types of coverage sold. The gross margin for 1998 was also impacted by an insurance change introduced in late 1997. Management anticipates that if the new product introductions and private label marketing agreements increase relative to its current mix of business, average gross margins will decline; however, the Company anticipates that the effects of this reduction would be offset by increased volumes from these new arrangements.

         Compensation, selling and administrative expenses for 1998 increased by 22% or $3,183,980 to $17,427,912 over 1997. The increase for 1998 is primarily attributable to compensation cost, which increased by approximately $2,432,000 to support the growth of the business. The Company also experienced a net increase in marketing expenses of $272,000. Marketing expenses include motorsports sponsorships and events, which totaled $1,386,000 in 1998 compared to $1,593,000 in 1997. Additionally, the Company recorded a pretax loss of $347,000 in 1998, in connection with its decision to relocate the administrative and corporate offices. The loss provision represents unamortized leasehold improvements and non-cancelable lease payments at its current facility.

         The Company settled its lawsuit with Everest Reinsurance Company during 1998 and recognized a pretax credit of $400,000 to adjust the reserve for claims which was recorded in 1996 in connection with this lawsuit.

         Interest, dividend and other income for 1998 increased by 49% or $572,599 to $1,744,218 over 1997. The increase is due to the larger cash and investment securities balances on hand.

         The Company recorded a provision for income taxes in 1998 of $3,881,000 compared to $2,480,000 for 1997. The increase is primarily due to higher pretax income, offset by a lower effective combined tax rate of 37% compared to 38% in 1997.

Year ended December 31, 1997 ("1997") compared to year ended December 31, 1996
------------------------------------------------------------------------------
("1996").
---------

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

         Compensation, selling and administrative expenses for 1997 increased by 22% or $2,585,148 to $14,243,932 over 1996. The increase for 1997 is primarily attributable to compensation, printing/fulfillment and marketing costs (including motorsports promotional activities), offset by reduced legal fees. Compensation cost increased by $1,717,000 in 1997 to support the growth of the business. The Company's printing/fulfillment costs increased by $435,000 due to costs incurred in connection with higher sales volumes and new programs. Marketing costs increased by $433,000 due to additional promotional events (including motorsports) and the EasyCare(R) Certified Pre-Owned Vehicle program in the current year. The Company's motorsports related marketing costs for 1997 were $1,593,000, compared to $1,274,000 for 1996. The Company extensively utilizes motorsports to advertise its products to automobile dealers and consumers.
                                       8

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

Recent Accounting Pronouncements

         In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance on the accounting for the costs of computer software developed or obtained for internal use and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe SOP 98-1 will have a material impact on the Company's results of operations.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes guidance on the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities and is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe SFAS No. 133 will have a material impact on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
---------------------------------------------------

Index to Financial Statements and Financial Statement Schedules.            Page
                                                                            ----

Financial Statements:
---------------------
         Report of Independent Accountants                                   11

         Consolidated Balance Sheet                                          12

         Consolidated Statement of Income                                    13

         Consolidated Statement of Changes in Shareholders' Equity           14

         Consolidated Statement of Cash Flows                                15

         Notes to Consolidated Financial Statements                          16

Financial Statement Schedules:
------------------------------
         II.   Valuation and Qualifying Accounts                             23



         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Accountants


To the Board of Directors and Shareholders of Automobile Protection Corporation - APCO

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Automobile Protection Corporation - APCO and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Atlanta, Georgia
March 12, 1999

                                             AUTOMOBILE PROTECTION CORPORATION - APCO
                                                    CONSOLIDATED BALANCE SHEET

                                                                                            December 31,              December 31,
                                                                                            ------------              ------------
                                                                                                    1998                      1997
                                                                                                    ----                      ----
ASSETS
Current Assets:
  Cash and cash equivalents                                                                  $19,095,752               $11,297,049
  Trading securities, at fair value                                                           11,175,598                 8,067,180
  Held-to-maturity securities, current                                                         1,157,249                 1,851,019
  Available-for-sale securities, at fair value                                                   775,185
  Accounts receivable, net of provision for doubtful
   accounts of $150,000 and $60,000                                                            3,223,299                 2,400,701
  Notes receivable, net of provision for doubtful
   accounts of $60,000 and $0                                                                  2,476,062                 2,554,978
  Officer and employee receivables                                                               503,273                   250,190
  Income tax receivable                                                                          164,238
  Prepaid expenses, inventory and other assets                                                 1,243,079                   287,766
  Deferred tax asset                                                                           1,124,240                   785,882
  Restricted cash                                                                             10,104,633                 8,324,628
                                                                                       -----------------         -----------------
          Total current assets                                                                51,042,608                35,819,393

Property and equipment, net of accumulated
  depreciation of $2,449,133 and $2,015,368                                                    2,761,092                 1,220,876
Held-to-maturity securities, non current                                                         602,950                 1,474,493
Deposits to secure licenses                                                                    1,066,115                   743,762
Deferred tax asset                                                                                                          18,793
Other assets                                                                                      45,209                    37,733
                                                                                       -----------------         -----------------
                                                                                             $55,517,974               $39,315,050
                                                                                       =================         =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable                                                           $10,104,633                $8,324,628
  Accounts payable                                                                             2,131,045                 1,255,831
  Accrued liabilities                                                                          7,440,420                 4,805,471
  Income taxes payable                                                                                                     399,033
                                                                                       -----------------         -----------------
          Total current liabilities                                                           19,676,098                14,784,963

Deferred income taxes                                                                            433,515                   254,420
Redeemable preferred stock                                                                                                     300
                                                                                       -----------------         -----------------
                                                                                              20,109,613                15,039,683
                                                                                       -----------------         -----------------
Shareholders' equity:
  Common stock; $.001 par value, 40,000,000
    authorized, 11,810,725 and 10,976,964
    issued and outstanding                                                                        11,810                    10,976
  Additional paid-in capital                                                                  21,514,637                16,731,535
  Retained earnings                                                                           14,803,340                 8,196,855
  Unearned compensation related to stock options                                                (998,899)                 (663,999)
  Accumulated other comprehensive income                                                          77,473
                                                                                       -----------------         -----------------
Total shareholders' equity                                                                    35,408,361                24,275,367
                                                                                       -----------------         -----------------
Commitments
                                                                                       -----------------         -----------------
                                                                                             $55,517,974               $39,315,050
                                                                                       =================         =================

  The accompanying notes are an integral part of these consolidated financial statements.

                                             AUTOMOBILE PROTECTION CORPORATION - APCO
                                                 CONSOLIDATED STATEMENT OF INCOME

                                                                            Year Ended           Year Ended             Year Ended
                                                                            ----------           ----------             ----------
                                                                          December 31,         December 31,           December 31,
                                                                          ------------         ------------           ------------
                                                                                  1998                 1997                   1996
                                                                                  ----                 ----                   ----
Revenues                                                                  $119,953,682          $93,935,167            $67,208,406
                                                                      ----------------    -----------------    -------------------
Cost of sales:
  Premium and taxes                                                         76,856,837           60,233,162             43,138,395
  Commissions and other costs                                               16,887,589           13,650,324              9,360,491
                                                                      ----------------    -----------------    -------------------
    Total cost of sales                                                     93,744,426           73,883,486             52,498,886
                                                                      ----------------    -----------------    -------------------

                                                                            26,209,256           20,051,681             14,709,520
                                                                      ----------------    -----------------    -------------------

Expenses:
  Compensation, selling and administrative                                  17,427,912           14,243,932             11,658,784
  Depreciation and amortization                                                438,077              448,652                440,760
  Interest, dividend and other income                                       (1,744,218)          (1,171,619)              (791,943)
  Litigation (settlement) charge (Note 14)                                    (400,000)                                    875,000
                                                                      ----------------    -----------------    -------------------
                                                                            15,721,771           13,520,965             12,182,601
                                                                      ----------------    -----------------    -------------------

Income before provision for income taxes                                    10,487,485            6,530,716              2,526,919
Provision for income taxes                                                   3,881,000            2,480,000                963,000
                                                                      ----------------    -----------------    -------------------
Net income                                                                  $6,606,485           $4,050,716             $1,563,919
                                                                      ================    =================    ===================


Earnings per share:
  Basic                                                                          $0.57                $0.38                  $0.16
  Diluted                                                                        $0.53                $0.35                  $0.14


Number of shares used in computing Earnings per share:
  Basic                                                                     11,584,000           10,760,000             10,078,000
  Diluted                                                                   12,508,000           11,584,000             10,980,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                             AUTOMOBILE PROTECTION CORPORATION - APCO
                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                               Unearned    Accumulated
                                                                Additional                 Compensation          Other
                                               Common Stock        Paid-in     Retained      Related to  Comprehensive
                                            Shares     Amount      Capital     Earnings   Stock Options         Income      Total
                                            ------     ------      -------     --------   -------------         ------      -----
Balances at December 31, 1995            9,614,616     $9,614  $12,102,172   $2,582,220                                 $14,694,006

Net income                                                                    1,563,919                                   1,563,919

Issuance of common stock upon
  exercise of stock options                949,707        950    2,205,927                                                2,206,877

Stock compensation expense                                         100,800                                                  100,800

Tax effect of option exercise                                      644,446                                                  644,446

                                      ---------------------------------------------------------------------------------------------
Balances at December 31, 1996           10,564,323     10,564   15,053,345    4,146,139                                  19,210,048

Net income                                                                    4,050,716                                   4,050,716

Issuance of common stock upon
  exercise of stock options                412,641        412      722,690                                                  723,102

Unearned compensation related to
  stock options                                                    676,500                   $(676,500)                           -

Stock compensation expense                                                                      12,501                       12,501

Tax effect of option exercise                                      279,000                                                  279,000

                                      ---------------------------------------------------------------------------------------------
Balances at December 31, 1997           10,976,964     10,976   16,731,535    8,196,855       (663,999)                  24,275,367

Comprehensive income:

Net income                                                                    6,606,485                                   6,606,485

Unrealized gain on available-for-sale
  securities, net of tax effect of                                                                             $77,473       77,473
  $45,500

Total comprehensive income                                                                                                6,683,958

Issuance of common stock upon
  exercise of stock options                833,761        834    1,763,202                                                1,764,036

Unearned compensation related to
  stock options                                                    519,900                    (519,900)                           -

Stock compensation expense                                                                     185,000                      185,000

Tax effect of option exercise                                    2,500,000                                                2,500,000

                                      ---------------------------------------------------------------------------------------------
Balances at December 31, 1998           11,810,725    $11,810  $21,514,637  $14,803,340      ($998,899)        $77,473  $35,408,361
                                      =============================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                            AUTOMOBILE PROTECTION CORPORATION - APCO
                                               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            Year Ended             Year Ended           Year Ended
                                                                            ----------             ----------           ----------
                                                                          December 31,           December 31,         December 31,
                                                                          ------------           ------------         ------------
                                                                                  1998                   1997                 1996
                                                                                  ----                   ----                 ----
Cash flows from operating activities:
  Net income                                                                $6,606,485             $4,050,716           $1,563,919
                                                                        --------------          -------------         ------------
  Adjustments to reconcile net income to net cash
   Provided by operating activities:
    Depreciation and amortization                                              438,077                448,652              440,760
    Deferred income taxes                                                     (185,970)              (140,813)            (135,268)
    Provision for doubtful accounts                                            150,000                 30,000               35,031
    Gain on disposal of property and equipment                                  (1,062)               (41,479)              (9,019)
    Tax benefit from stock option exercise                                   2,500,000                279,000              644,446
    Stock compensation expense                                                 185,000                 12,501              100,800
 Changes in operating assets and liabilities:
   Restricted cash                                                          (1,780,005)                 5,478           (4,862,159)
   Accounts receivable                                                        (912,598)              (270,465)            (978,267)
   Officer and employee receivables                                           (253,083)               (44,419)             (72,699)
   Notes receivable                                                             18,916             (2,007,532)            (130,564)
   Prepaid expenses and other assets                                          (962,789)               364,938             (467,761)
   Premiums, fees and taxes payable                                          1,780,005                 (5,478)           4,862,159
   Accounts payable                                                            875,214                 99,713              269,963
   Accrued liabilities                                                       2,634,949              2,344,380            1,990,368
   Income taxes                                                               (563,271)               851,579             (503,546)
   Purchases of trading securities                                         (13,698,461)            (7,899,117)          (8,660,198)
   Sales of trading securities                                              10,590,043              5,553,667            6,516,826
                                                                        --------------          -------------         ------------
          Total adjustments                                                    814,965               (419,395)            (959,128)
                                                                        --------------          -------------         ------------
                Net cash provided by operating activities                    7,421,450              3,631,321              604,791
                                                                        --------------          -------------         ------------
Cash flows from investing activities:
  Purchases of property and equipment                                       (1,987,731)              (543,578)            (736,025)
  Proceeds from sales of property and equipment                                 10,500                105,000              136,766
  Purchases of available-for-sale securities                                  (652,212)
  Purchases of held-to-maturity securities                                    (373,605)            (1,413,672)          (3,570,332)
  Redemptions and maturities of held-to-maturity securities                  1,938,918              1,840,458            1,582,898
  Increase in deposits to secure licenses                                     (322,353)               (13,486)              (3,957)
                                                                        --------------          -------------         ------------
                Net cash used in investing activities                       (1,386,483)               (25,278)          (2,590,650)
                                                                        --------------          -------------         ------------
Cash flows from financing activities:
  Issuance of common stock                                                   1,764,036                723,102            2,206,877
  Redemption of preferred stock                                                   (300)
                                                                        --------------          -------------         ------------
                Net cash provided by financing activities                    1,763,736                723,102            2,206,877
                                                                        --------------          -------------         ------------
Net increase in cash and cash equivalents                                    7,798,703              4,329,145              221,018
Cash and cash equivalents at beginning of period                            11,297,049              6,967,904            6,746,886
                                                                        --------------          -------------         ------------
Cash and cash equivalents at end of period                                 $19,095,752            $11,297,049           $6,967,904
                                                                        ==============          =============         ============

Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                               $2,131,865             $1,465,370             $957,368
                                                                        ==============          =============         ============

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

During 1998, the Company arranged for insurance coverage for its automobile programs to be provided by Greenwich Insurance Company, Indian Harbor Insurance Company and CIGNA Property & Casualty companies. Insurance coverage for its non-automobile programs was provided by certain Underwriters at Lloyd's of London ("Lloyd's"). In prior years, Lloyd's also directly insured automobile programs. These insurers underwrite and insure the obligations to pay for covered mechanical repairs and benefits under all vehicle service contract and warranty programs marketed and administered by the Company.

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

Restricted Cash
Restricted cash represents funds collected by the Company on behalf of its insurers and claims payment floats provided by the insurers, to enable the Company to make claims payments on behalf of the insurers, and the related liability is included in Premiums, fees and taxes payable.

Debt and Marketable Equity Securities
Investments in debt and marketable equity securities are categorized as either trading, available-for-sale or held-to-maturity. Trading securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recorded in earnings as incurred. Available-for-sale securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recorded as other comprehensive income within shareholders' equity. Held-to-maturity securities are stated at their amortized cost.

Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the assets ranging from three to seven years. Maintenance and repair costs are charged to expense as incurred, and major renewals and betterments are capitalized. When property and equipment is retired or sold, the related carrying value and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. During 1998, the Company purchased land and commenced the design and construction of an office building, which is classified as construction-in-progress in Note 6.

Premiums, Fees and Taxes Payable
Premiums and taxes payable includes premiums due to the insurers or their agents, taxes payable to various states and amounts advanced to the Company by the insurers for payment of claims.

Accrued Liabilities
The Company self-insures its obligations to provide emergency roadside assistance to contract holders and accordingly accrues an estimate of the amount it expects to pay to provide these services through unaffiliated third parties. Additionally, the Company reserves for all costs and expenses it expects to incur under programs with its dealers, such as co-operative advertising.

Advertising Costs
The Company sponsors motorsport activities to advertise its products. The Company has entered into an associate sponsorship agreement with Joe Gibbs Racing, Inc. and separate agreements with race track owners to sponsor race events. Costs associated with the Joe Gibbs Racing, Inc. associate sponsorship agreement are expensed over the period of the annual contract, while costs associated with race events are expensed in the month the event takes place.

Income Taxes
The Company provides income taxes on income reported for financial statement purposes. Deferred income taxes are recorded for differences in the recognition of various items for financial reporting and income tax purposes. The Company files a consolidated income tax return with its subsidiaries.

Stock-based Compensation Plans
The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) with the associated disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) in Note 10. SFAS No. 123 requires that companies which elect to not account for stock-based compensation as prescribed by that statement shall disclose, among other things, pro forma effects on net income and net income per share as if SFAS No. 123 had been adopted. Under APB No. 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Earnings Per Share
The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) for the calculation of earnings per share, which was adopted during 1997. Basic earnings per share is based upon the weighted average number of issued common shares for each period. Diluted earnings per share is based upon the weighted average number of issued common shares for each period, in addition to the effect of common stock equivalents (stock options) which are calculated using the treasury stock method.

Comprehensive Income
The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) as of January 1, 1998. The adoption of this Statement had no impact on net income or shareholders' equity. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on available-for-sale securities to be included in other comprehensive income.

NOTE 2 USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in the financial statements. Actual results could differ from those estimates.

NOTE 3 ACCOUNTING PRONOUNCEMENTS:
In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS 131) was issued prescribing new guidelines for the reporting of segment data. SFAS 131 is effective for 1998. The Company does not have any separately reportable business segments.

NOTE 4 RISKS AND UNCERTAINTIES:
The industry in which the Company operates is highly competitive, with some competitors having significantly greater financial resources and name recognition than the Company.

The Company depends on independent sales representatives, automobile dealers, an automobile manufacturer and financial institutions to market its products. The automobile manufacturer provided 14% of the Company's 1998 and 1997 revenues. A single independent sales agency provided 11% of the Company's 1998 revenues and less than 10% of the Company's 1997 revenues.

The distribution of automobiles has been subject to cyclical economic conditions in the past and could be subject to such conditions in the future. Additionally, automobile dealer consolidation could reduce the number of dealers and consequently the Company's addressable market.

The insurance companies described in Note 1 insure the obligations under the vehicle service contracts. Most of the VSC's accepted by the Company for administration between 1991 and 1996 are insured by Lloyd's. The availability of insurance coverage at competitive rates and of insurance funds to make claims payments, including the financial condition of the insurance carriers, are critical to the Company.

NOTE 5 DEBT AND MARKETABLE EQUITY SECURITIES:
Debt and marketable equity securities as of December 31, 1998 and 1997 are summarized as follows:

                                                                                          1998                 1997
                                                                                --------------     ----------------
Trading securities (at fair value):
Municipal bonds                                                                 $      972,597     $      4,904,862
U.S. agencies                                                                        9,697,999            1,996,328
Preferred stocks                                                                       505,002              466,253
Corporate bonds                                                                              -              699,737
                                                                                --------------     ----------------
                                                                                $   11,175,598     $      8,067,180
                                                                                ==============     ================

Held-to-maturity securities (at amortized cost):
Certificates of deposit                                                         $    1,399,724     $      1,122,789
U.S. treasuries and agencies (market value: $0; $1,071,040)                                  -            1,068,918
Municipal bonds (market value: $260,797; $1,035,332)                                   260,475            1,033,805
Corporate bonds (market value: $100,696; $100,006)                                     100,000              100,000
                                                                                --------------     ----------------
                                                                                     1,760,199            3,325,512
Less: Current portion                                                                1,157,249            1,851,019
                                                                                --------------     ----------------
Non-current portion                                                             $      602,950     $      1,474,493
                                                                                ==============     ================

Maturities of non-current held-to-maturity securities are:
Due within 2 years                                                              $      404,316     $        997,712
Due within 3 years                                                                           -              407,863
Due within 4 years                                                                           -                    -
Due within 5 years                                                                     198,634                    -
Due thereafter                                                                               -               68,918
                                                                                --------------     ----------------
                                                                                $      602,950     $      1,474,493
                                                                                ==============     ================


Available-for-sale securities (at fair value):
Managed equity portfolio                                                        $      775,185     $              -
                                                                                ==============     ================

NOTE 6 PROPERTY AND EQUIPMENT:
Property and equipment as of December 31, 1998 and 1997 are summarized as follows:

                                                                                          1998                 1997
                                                                                --------------     ----------------

Office and computer equipment                                                   $    2,602,004     $      2,192,735
Furniture and fixtures                                                                 448,764              418,439
Vehicles                                                                               347,885              135,655
Leasehold improvements                                                                 489,415              489,415
Construction-in-progess                                                              1,322,157
                                                                                --------------     ----------------
                                                                                     5,210,225            3,236,244
Less: Accumulated depreciation
and amortization                                                                    (2,449,133)          (2,015,368)
                                                                                --------------     ----------------

                                                                                $    2,761,092     $      1,220,876
                                                                                ==============     ================

In September 1998, the Company acquired a 9.6 acre parcel of land in the City of Norcross, Georgia and has commenced the design and construction of a building to accommodate the Company's corporate and administrative offices. The building is expected to be available for occupancy in 1999.

NOTE 7 DEPOSITS TO SECURE LICENSES:
Certain states require the Company to provide security in the form of pledged securities or bank certificates of deposit. Additionally, one state requires the Company's subsidiary to maintain capitalization of $750,000.

NOTE 8 INCOME TAXES:
The components of the provision for income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                          1998                  1997                  1996
                                                 -------------       ---------------      ----------------
Current:
     Federal                                     $   1,434,318       $     2,134,884      $      1,009,268
     State                                             132,652               206,929                89,000
                                                 -------------       ---------------      ----------------
                                                     1,566,970             2,341,813             1,098,268
                                                 -------------       ---------------      ----------------

Deferred:
     Federal                                         2,127,572               125,187              (124,268)
     State                                             186,458                13,000               (11,000)
                                                 -------------       ---------------      ----------------
                                                     2,314,030               138,187              (135,268)
                                                 -------------       ---------------      ----------------

Provision for
 income taxes                                    $   3,881,000       $     2,480,000      $        963,000
                                                 =============       ===============      ================

An analysis of the differences between the statutory federal income tax rate of 34% and the effective tax rate for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                          1998                  1997                  1996
                                                 -------------       ---------------      ----------------
Statutory federal taxes                          $   3,565,745       $     2,220,443      $        859,152
State income taxes,
 net of federal tax benefit                            210,613               136,573                51,480
Non-taxable income                                     (45,769)              (92,460)              (79,126)
Non-deductible expenses                                150,411               215,444               131,494
                                                 -------------       ---------------      ----------------

                                                 $   3,881,000       $     2,480,000      $        963,000
                                                 =============       ===============      ================

The components of deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                                   1998                   1997
                                                       ----------------         --------------
Current deferred tax asset:
Accounts receivable allowances                         $         83,420         $       30,400
Charge for litigation reserve                                    36,354                109,234
Non-deductible accruals                                       1,004,466                646,248
                                                       ----------------         --------------
                                                       $      1,124,240         $      785,882
                                                       ================         ==============

Non-current deferred tax asset:
Depreciation and amortization                          $              -         $       18,793
                                                       ================         ==============

Non-current deferred tax liability:
Deductible expenses and other                          $       (433,515)        $     (254,420)
                                                       ================         ==============

NOTE 9 ACCRUED LIABILITIES:
Accrued liabilities at December 31, 1998 and 1997 are as follows:

                                                                   1998                   1997
                                                       ----------------         --------------
Emergency roadside assistance reserve                  $      4,718,251         $    3,235,958
Accrued dealer program costs                                  1,424,507                795,344
Accrued abandonment costs                                       347,000                      -
Accrued litigation (Note 14)                                     98,254                287,458
Other accruals                                                  852,408                486,711
                                                       ----------------         --------------
                                                       $      7,440,420         $    4,805,471
                                                       ================         ==============

The Company recorded a reserve of $347,000 related to costs to be incurred to abandon its leased office location, primarily representing unamortized leasehold improvements and non-cancelable lease payments at the current facility. This accrual is subject to adjustment as the actual timing of the relocation and extent of costs incurred are completed during 1999.

NOTE 10 SHAREHOLDERS' EQUITY AND OPTIONS:
The Company has three qualified stock option plans which provide for the granting of stock options to officers, employees and non-employee directors. Additionally, the Board of Directors has approved the granting of non-qualified stock options to consultants, company spokespersons, independent sales agents and certain senior executive officers.

Under the Company's 1988 Stock Option Plan, the exercise price of any option granted may not be less than the fair market value of the Company's common stock at the date of grant. The term of each option and the manner in which it may be exercised are determined by the Board of Directors. The non vested options are subject to vesting periods of up to five years. This plan was registered in 1994. The ability to grant options under this plan terminated on April 1, 1998.

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

Under the Company's 1998 Performance Equity Plan, the exercise price of any option granted may not be less than the fair market value of the Company's common stock at the date of grant. The term of each option and the manner in which it may be exercised are determined by the Board of Directors. The non vested options are subject to vesting schedules which range from three to five years.

Under the Company's Outside Directors' Stock Option Plan, each eligible director is granted an option to purchase the maximum number of full shares having an aggregate fair market value on the date of grant equal to $25,000 on an annual basis at an exercise price per share equal to the fair market value of a share of common stock on the date of grant. These options can be exercised at any time for a ten year period from the date of grant. This plan was registered in 1994. The ability to grant options under this plan terminated on April 1, 1998.

The Company accounts for stock-based compensation plans under APB No. 25. As a result, the Company has not recognized compensation expense for stock options granted with an exercise price equal to the quoted market price of the Company's common stock on the date of grant and which vest based solely on continuation of employment by the recipient of the option award. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No. 123 and if these values had been recorded in the statement of income, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 1998, 1997 and 1996:

                                                 1998              1997                 1996
                                                 ----              ----                 ----
Net income     As reported                 $6,606,485        $4,050,716           $1,563,919
               Pro forma                   $6,467,491        $3,973,104           $1,485,352

Basic EPS      As reported                      $0.57             $0.38                $0.16
               Pro forma                        $0.56             $0.37                $0.15

Diluted EPS    As reported                      $0.53             $0.35                $0.14
               Pro forma                        $0.52             $0.34                $0.14

These pro forma amounts represent the estimated fair value of stock options issued during the above periods and are being amortized to expense over the applicable vesting period. Additional options may be granted in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively; dividend yields of 0%; expected volatility of 50%, 58% and 55%; risk-free interest rates of 5.5%, 6.5% and 5.9%; and specific vesting periods for each option.

Activity related to all stock options is summarized below:

                                              1998                            1997                             1996
                                              ----                            ----                             ----

                                               Weighted-                       Weighted-                        Weighted-
                                               ---------                       ---------                        ---------
                                                 Average                         Average                          Average
                                                 -------                         -------                          -------
                                 Shares   Exercise Price         Shares   Exercise Price          Shares   Exercise Price
                                 ------   --------------         ------   --------------          ------   --------------
Options outstanding
 As of January 1              2,059,281            $2.17      1,745,499            $2.05       2,450,156            $1.98


Granted
                                668,072            $7.57        806,784            $3.87         341,500            $3.43

Exercised
                               (833,761)           $2.12       (412,641)           $1.75        (945,707)           $2.33

Canceled
                                (63,000)           $2.61        (80,361)           $2.86        (100,450)           $2.35
                          -------------                     -----------                    -------------
Options outstanding
 As of December 31            1,830,592            $4.85      2,059,281            $2.17       1,745,499            $2.05
                          =============                     ===========                    =============

Options exercisable
 As of December 31
                                552,720            $2.68      1,114,615            $2.07       1,311,857            $1.93
                          =============                     ===========                    =============

The following table summarizes information about stock options outstanding at December 31, 1998:

                                             Options outstanding                              Options exercisable
                                                   Weighted-
                                                   ---------
                                       Number        Average     Weighted-                  Number             Weighted-
                                       ------        -------     ---------                  ------             ---------
                                  Outstanding      Remaining       Average             Exercisable               Average
                                  -----------      ---------       -------             -----------               -------
                                 December 31,    Contractual      Exercise            December 31,              Exercise
                                 ------------    -----------      --------            ------------              --------
Range of Exercise Prices                 1998           Life         Price                    1998                 Price
------------------------                 ----           ----         -----                    ----                 -----
$1.51 - $3.00                         390,936      2.4 years         $2.10                 375,936                $ 2.06


$3.01 - $7.00                       1,212,534      5.3 years         $4.71                 176,784                $ 3.98


$7.01 - $13.00                        227,122      3.8 years        $10.33

                              ---------------                  -----------      ------------------      ----------------
                                    1,830,592      4.5 years         $4.85                 552,720                $ 2.68
                              ===============                  ===========      ==================      ================

In connection with the issuance of certain non-plan options granted to consultants for various financial consulting and marketing services, the Company recorded non-cash stock compensation expense of $185,000, $12,501 and $100,800 for 1998, 1997 and 1996, respectively.

NOTE 11 EMPLOYEE BENEFIT PLAN:
The Company established the Automobile Protection Corporation Profit Sharing and 401(k) Plan (the "Plan") at the beginning of 1996. Since inception, the Company has voluntarily matched employee contributions (subject to limitations), by purchasing the Company's common stock on the open market. Employer matching purchases of the Company's common stock are as follows: 1998 - 7,535 shares at a cost of $68,525; 1997 - 15,225 shares at a cost of $65,371; 1996 - 15,018 shares at a cost of $64,692. During 1996, the Company also purchased 29,334 shares of its common stock at a cost of $119,683 as a profit sharing contribution. Employer matching and profit sharing contributions vest over five years based on years of service. At December 31, 1998, the Plan held 64,247 shares of the Company's common stock.

NOTE 12 PREFERRED STOCK:
Class C Redeemable Preferred Stock:
During 1998, the Company redeemed and canceled all the outstanding Class C Redeemable Preferred Stock for an aggregate payment of $300.

Class D Preferred Stock:
In 1987, the Board of Directors was authorized the issue 5,000,000 shares of Class D Preferred Stock, with a $.01 par value. The rights and preferences of the Class D Preferred Stock are determined at the discretion of the Board of Directors. No Class D Preferred Stock is issued or outstanding.

NOTE 13 COMMITMENTS AND CONTINGENCIES:
The Company leases office space and furniture under non-cancelable operating lease agreements. Future minimum annual rental payments under these leases approximate $281,000 for 1999 and $28,000 for year 2000. Rent expense for all operating leases for 1998, 1997 and 1996 was approximately $338,000, $292,000 and $287,000, respectively.

The Company renewed its associate sponsorship agreement with Joe Gibbs Racing, Inc. for two years and also committed itself to other multi-year motorsports events. Minimum future commitments aggregate $1,993,000, of which $914,000 relates to 1999. The Company expensed $1,386,000, $1,593,000 and $1,274,000 in
1998, 1997 and 1996, respectively, related to motorsports activities.

During 1998, the Company entered into a marketing and sales license agreement with a software vendor, whereby the Company licensed certain computer software for the automotive industry, which it intends to market to automobile dealers and others commencing in 1999. Under the agreement, the Company is required to purchase software with a minimum aggregate value of $1,750,000 over a period of two years, of which $485,000 has been paid as of December 31, 1998 and is recorded as an other asset.

As noted in Note 6, the Company has commenced the construction of a building to accommodate the Company's administrative and corporate offices. Management expects future construction costs to approximate $5,000,000.

NOTE 14 LITIGATION MATTER:
In July 1998, the Company settled its lawsuit against Everest Reinsurance Company (formerly Prudential Reinsurance Company). The Company expects to pay claims under the various assumption of liability endorsements through the third quarter of 1999 and believes the reserves recorded for this liability are adequate. The Company recognized a pretax credit of $400,000 during the third quarter of 1998 to adjust the accrued liability to its expected ultimate amount.

NOTE 15 UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:
The unaudited quarterly results of the Company for the years ended December 31, 1998 and 1997 are as follows:

                                March 31             June 30       September 30         December 31              Year
                                --------             -------       ------------         -----------              ----
1998:
Revenues                  $   25,813,515    $     30,060,872    $    33,684,804   $      30,394,491   $   119,953,682
Gross margin                   5,844,454           6,585,469          7,270,081           6,509,252        26,209,256
Net income                     1,367,618           1,771,182          1,952,111           1,515,574         6,606,485
Basic EPS                           0.12                0.15               0.17                0.13              0.57
Diluted EPS                         0.11                0.14               0.16                0.12              0.53

1997:
Revenues                  $   20,095,314    $     23,797,029    $    27,087,863   $      22,954,961   $    93,935,167
Gross margin                   4,271,357           4,849,649          5,526,512           5,404,163        20,051,681
Net income                       629,303             885,089          1,341,912           1,194,412         4,050,716
Basic EPS                           0.06                0.08               0.13                0.11              0.38
Diluted EPS                         0.05                0.08               0.12                0.10              0.35

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                    ----------------------------------------
                 SCHEDULE II: Valuation and Qualifying Accounts
                 ----------------------------------------------
                                    FORM 10-K
                                    ---------

                                             Balance at       Charged to                            Balance
                                            beginning of       costs and                          at end of
Description                                    period          expenses         Deductions          period
-------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
Allowance for doubtful
 accounts                                  $   60,000       $   150,000       $        0       $   210,000

Year ended December 31, 1997:
Allowance for doubtful
 accounts                                      30,000            30,000                0            60,000

Year ended December 31, 1996:
Allowance for doubtful
 accounts                                      45,000            35,031           50,031            30,000


                                       23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

Since inception, the Company has not changed accountants and has had no disagreement on any matter of accounting principles or practices or financial statement disclosure.

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------------------

Pursuant to General Instruction G (3), reference is made to the information contained in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION.
-------------------------------

Pursuant to General Instruction G (3), reference is made to the information contained in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before April 30, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

Pursuant to General Instruction G (3), reference is made to the information contained in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before April 30, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

Not applicable.
                                       24

                                     PART IV
                                     -------

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

Exhibits as required by Item 601 of Regulation S-K:

Exhibit
Number    Description
-------   -----------
3(a)     Restated Articles of Incorporation (incorporated by reference to
         Exhibit 3.1(a) to the Registrant's Registration Statement on Form S-1
         (file number 33-22279) filed with the Commission on June 3, 1988).*

3(b)     Certificate of Amendment to Restated Articles of Incorporation
         (incorporated by reference to Exhibit 3.1 to the Registrant's
         Registration Statement on Form S-1 (file number 33-22279) filed with the Commission on June 3, 1988).*

3(c)     Certificate of Amendment to Restated Articles of Incorporation
         (incorporated by reference to the Registrant's Proxy Statement dated
         May 9, 1997 - Annex I).*

3(d) By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (file number 33-22279) filed with the Commission on June 3, 1988).*

4(a)     Certificate of Designation, Preferences and Rights of Series 1
         Class D Preferred Stock (incorporated by reference to Registrant's
         Current Report on Form 8-K filed with the Commission on December 15, 1988).*

4(b)     Certificate of Designation, Preferences and Rights of Series 2
         Class D Preferred Stock (incorporated by reference to Registrant's
         Current Report on Form 8-K filed with the Commission on March 15, 1989).*

10(a) 1988 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (file number
         33-22279)filed with the Commission on June 3, 1988).*

10(b)    Outside Directors' Stock Option Plan (incorporated by reference to
         Exhibit 10.2 to the Registrant's Registration Statement on Form S-1
         (file number 33-22279) filed with the Commission on June 3, 1988).*


10(c)    Cover Note Between Byas, Mosley & Co., Ltd. and The Aegis Group, Inc.
         dated June 6, 1991 (incorporated by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended August 31,
         1991 as filed with the Commission on December 13, 1991).*

10(d)    1997 Performance Equity Plan (incorporated by reference to the
         Registrant's Proxy Statement dated  May 9, 1997 - Annex II).*

10(e)    1998 Performance Equity Plan (incorporated by reference to the
         Registrant's Form 10-Q for the quarter ended September 30, 1998 filed with the Commission on November 12, 1998).*

11       Statement Re: Computation of Per Share Earnings

21       Subsidiaries of the Registrant

23       Consents of Independent Accountants (PricewaterhouseCoopers LLP)

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

AUTOMOBILE PROTECTION CORPORATION - APCO

/s/ Larry Dorfman
----------------------------------------------------------------------------------------------------
By:  Larry I. Dorfman                                                    Date: March 12, 1999
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry Dorfman
----------------------------------------------------------------------------------------------------
Larry I. Dorfman                                                         Date: March 12, 1999
President (Principal Executive Officer)
and Director



/s/ Martin Blank
----------------------------------------------------------------------------------------------------
Martin J. Blank                                                          Date: March 12, 1999
Chairman of the Board, Secretary
(Principal Operating Officer) and Director



/s/ Anthony Levinson
----------------------------------------------------------------------------------------------------
Anthony R. Levinson                                                      Date: March 12, 1999
Chief Financial Officer (Principal
Accounting and Financial Officer)



/s/ Howard Miller
----------------------------------------------------------------------------------------------------
Howard C. Miller                                                         Date: March 12, 1999
Director



/s/ Mechlin Moore
----------------------------------------------------------------------------------------------------
Mechlin D. Moore                                                         Date: March 12, 1999
Director


                                    EXHIBITS
                                    --------
                          TO ANNUAL REPORT ON FORM 10-K
                          -----------------------------
                                DECEMBER 31, 1998
                                -----------------

EXHIBIT No.
----------

11       Statement Re: Computation of Per Share Earnings

21       Subsidiaries of the Registrant

23       Consents of Independent Accountants (PricewaterhouseCoopers LLP)

27       Financial Data Schedule