Form 10-Q
period 1999-03-31
AUTOMOBILE PROTECTION CORP APCO
filed 1999-05-13
CIK 833441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No__.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at March 31, 1999
------------------------------------------       -----------------------------
Common stock, $.001 par value per share                   11,919,934

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                                      INDEX

                                                                                             Page
                                                                                             ----
Part I. Financial Information

Item 1. Financial Statements.

   Consolidated Balance Sheet at March 31, 1999 and
   December 31, 1998........................................................................... 3

   Consolidated Statement of Income for the Three
   Month Period Ended March 31, 1999 and 1998.................................................. 4

   Consolidated Statement of Cash Flows for the Three
   Month Period Ended March 31, 1999 and 1998 ................................................. 5

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

Part II. Other Information

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                March 31,            * December 31,
                                                                                ---------            --------------
                                                                                     1999                      1998
                                                                                     ----                      ----
ASSETS
Current Assets:
  Cash and cash equivalents                                                   $14,191,806               $19,095,752
  Trading securities, at fair value                                            16,736,432                11,175,598
  Held-to-maturity securities, current                                          1,090,173                 1,157,249
  Available-for-sale securities, at fair value                                  1,197,925                   775,185
  Accounts receivable, net of provision for doubtful
   accounts of $150,000 and $150,000                                            5,377,185                 3,223,299
  Notes receivable, net of provision for doubtful
   accounts of $38,825 and $60,000                                              2,704,643                 2,476,062
  Officer and employee receivables                                                494,328                   503,273
  Income tax receivable                                                                                     164,238
  Prepaid expenses, inventory and other assets                                  1,858,796                 1,243,079
  Deferred tax asset                                                            1,129,310                 1,124,240
  Restricted cash                                                              10,613,969                10,104,633
                                                                        -----------------         -----------------
          Total current assets                                                 55,394,567                51,042,608
Property and equipment, net of accumulated
  depreciation of $2,559,773 and $2,449,133                                     3,462,088                 2,761,092
Held-to-maturity securities, non current                                          298,786                   602,950
Deposits to secure licenses                                                     1,077,815                 1,066,115
Other assets                                                                       56,229                    45,209
                                                                        -----------------         -----------------
                                                                              $60,289,485               $55,517,974
                                                                        -----------------         -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums, fees and taxes payable                                            $10,613,969               $10,104,633
  Accounts payable                                                              2,572,070                 2,131,045
  Accrued liabilities                                                           8,303,702                 7,440,420
  Income taxes payable                                                            500,830
                                                                        -----------------         -----------------
          Total current liabilities                                            21,990,571                19,676,098
Deferred income taxes                                                             542,363                   433,515
                                                                        -----------------         -----------------
                                                                               22,532,934                20,109,613
                                                                        -----------------         -----------------
Shareholders' equity:
  Common stock; $.001 par value, 40,000,000 authorized,
    11,919,934 and 11,810,725 issued and outstanding                               11,919                    11,810
  Additional paid-in capital                                                   22,010,889                21,514,637
  Retained earnings                                                            16,564,973                14,803,340
Unearned compensation related to stock options                                   (943,599)                 (998,899)
Accumulated other comprehensive income                                            112,369                    77,473
                                                                        -----------------         -----------------
          Total shareholders' equity                                           37,756,551                35,408,361
                                                                        -----------------         -----------------
                                                                              $60,289,485               $55,517,974
                                                                        -----------------         -----------------

* From audited financial statements contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

        The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                       Three Months Ended        Three Months Ended
                                                                       ------------------        ------------------
                                                                           March 31, 1999            March 31, 1998
                                                                           --------------            --------------
Revenues                                                                      $30,835,841               $25,813,515
                                                                        -----------------         -----------------
Cost of sales:
     Premiums and taxes                                                        19,932,370                15,966,779
     Commissions and other costs                                                3,975,314                 4,002,282
                                                                        -----------------         -----------------
       Total cost of sales                                                     23,907,684                19,969,061
                                                                        -----------------         -----------------

                                                                                6,928,157                 5,844,454
                                                                        -----------------         -----------------

Expenses:
  Compensation, selling and administrative                                      4,482,302                 3,908,354
  Depreciation and amortization                                                   120,000                   118,000
  Interest, dividend and other income                                            (466,778)                 (352,518)
                                                                        -----------------         -----------------
                                                                                4,135,524                 3,673,836
                                                                        -----------------         -----------------

Income before provision for income taxes                                        2,792,633                 2,170,618
Provision for income taxes                                                      1,031,000                   803,000
                                                                        -----------------         -----------------
Net income                                                                     $1,761,633                $1,367,618
                                                                        -----------------         -----------------


Earnings per share:
  Basic                                                                             $0.15                     $0.12
  Diluted                                                                           $0.14                     $0.11


Number of shares used in computing earnings per share:
  Basic                                                                        11,862,000                11,207,000
  Diluted                                                                      12,796,000                12,287,000


        The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOMOBILE PROTECTION CORPORATION - APCO
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended        Three Months Ended
                                                                       ------------------        ------------------
                                                                           March 31, 1999            March 31, 1998
                                                                           --------------            --------------
Cash flows from operating activities:
  Net income                                                                   $1,761,633                $1,367,618
                                                                        -----------------         -----------------
  Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                                                  120,000                   118,000
   Deferred income taxes                                                           83,284                    35,065
   Provision for doubtful accounts                                                                           20,000
   Loss on disposal of property and equipment                                       1,568
   Tax benefit from stock option exercise                                         260,480                   740,000
   Stock compensation expense                                                      55,300                    35,600
 Changes in operating assets and liabilities:
   Restricted cash                                                               (509,336)               (3,167,312)
   Accounts receivable                                                         (2,153,886)                 (352,201)
   Officer and employee receivables                                                 8,945                   (92,569)
   Notes receivable                                                              (228,581)                 (769,935)
   Prepaid expenses and other assets                                             (626,737)                 (379,237)
   Premiums, fees and taxes payable                                               509,336                 3,167,312
   Accounts payable                                                               441,025                   532,234
   Accrued liabilities                                                            863,282                 1,006,199
   Income taxes                                                                   665,068                  (352,020)
   Purchases of trading securities                                             (8,564,981)               (3,742,776)
   Sales of trading securities                                                  3,004,147                 1,829,051
                                                                        -----------------         -----------------
     Total adjustments                                                         (6,071,086)               (1,372,589)
                                                                        -----------------         -----------------
         Net cash used in operating activities                                 (4,309,453)                   (4,971)
                                                                        -----------------         -----------------
Cash flows from investing activities:
  Purchases of property and equipment                                            (825,064)                 (321,723)
  Proceeds from sales of property and equipment                                     2,500
  Purchases of available-for-sale securities                                     (394,448)
  Sales of available-for-sale securities                                          134,850
  Purchases of held-to-maturity securities                                                                  (95,961)
  Redemptions and maturities of held-to-maturity securities                       263,488                   546,715
  Increase in deposits to secure licenses                                         (11,700)                   (9,164)
                                                                        -----------------         -----------------
         Net cash (used in) provided by investing activities                     (830,374)                  119,867
                                                                        -----------------         -----------------
Cash flows from financing activities:
  Issuance of common stock                                                        235,881                   882,441
  Redemption of preferred stock                                                                                (300)
                                                                        -----------------         -----------------
         Net cash provided by financing activities                                235,881                   882,141
                                                                        -----------------         -----------------
Net (decrease) increase in cash and cash equivalents                           (4,903,946)                  997,037
Cash and cash equivalents at beginning of period                               19,095,752                11,297,049
                                                                        -----------------         -----------------
Cash and cash equivalents at end of period                                    $14,191,806               $12,294,086
                                                                        -----------------         -----------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                                     $20,040                  $379,955
                                                                        -----------------         -----------------

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

The Company has arranged for insurance coverage for its automobile programs to be provided by Greenwich Insurance Company, Indian Harbor Insurance Company and CIGNA Property & Casualty companies. Insurance coverage for its non-automobile programs is provided by certain Underwriters at Lloyd's of London ("Lloyd's"). In prior years, Lloyd's also directly insured automobile programs. These insurers underwrite and insure the obligations to pay for covered mechanical repairs and benefits under all vehicle service contract and warranty programs marketed and administered by the Company.

The Company's subsidiary, The Aegis Group, Inc., provides a wide range of third party administrative and insurance brokerage services to companies serving the automotive industry.

The financial information included herein is unaudited; however, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the twelve months ended December 31, 1998.

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

Debt and Marketable Equity Securities
-------------------------------------
Investments in debt and marketable equity securities are categorized as either trading, available-for-sale or held-to-maturity. Trading securities are stated at their fair value, which is based on quoted market prices, and all unrealized gains and losses are recorded in earnings as incurred. Available-for-sale securities are stated at fair value, which is based on quoted market prices, and all unrealized gains and losses are recorded as other comprehensive income within shareholders' equity. Held-to-maturity securities are stated at their amortized cost. The market value of the Company's held-to-maturity securities at March 31, 1999 is $1,499,880.

Property and Equipment
----------------------
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the assets ranging from three to seven years. Maintenance and repair costs are charged to expense as incurred, and major renewals and betterments are capitalized. When property and equipment is retired or sold, the related carrying value and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. During 1998, the Company purchased land and commenced the design and construction of an office building, which is expected to be completed during the third quarter of 1999.

Premiums, Fees and Taxes Payable
--------------------------------
Premiums and taxes payable includes premiums due to the insurers or their agents, taxes payable to various states and amounts advanced to the Company by the insurers for payment of claims.

Accrued Liabilities
-------------------
The Company self-insures its obligations to provide emergency roadside assistance to contract holders and accordingly accrues an estimate of the amount it expects to pay to provide these services through unaffiliated third parties. Additionally, the Company reserves for all costs and expenses it expects to incur under programs with its dealers, such as co-operative advertising.

Advertising costs
-----------------
The Company sponsors motorsports activities to advertise its products. The Company has entered into an associate sponsorship agreement with Joe Gibbs Racing, Inc. and separate agreements with race-track owners to sponsor race events. Costs associated with the Joe Gibbs Racing, Inc. associate sponsorship are expensed over the period of the annual contract, while costs associated with race events are expensed in the month the event takes place.

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

Earnings Per Share
------------------
The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) for the calculation of earnings per share. Basic earnings per share is based upon the weighted average number of issued common shares for each period. Diluted earnings per share is based upon the weighted average number of issued common shares for each period, in addition to the effect of common stock equivalents (stock options) which are calculated using the treasury stock method.

Comprehensive Income
--------------------
The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) as of January 1, 1998. The adoption of this Statement had no impact on net income or shareholders' equity. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on available-for-sale securities to be included in other comprehensive income.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the three month period ended March 31, 1999. The discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein and the Company's Annual Report on Form 10-K for the twelve months ended December 31, 1998.

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

Certain of these risks and uncertainties are discussed herein. The industry in which the Company operates is highly competitive, with some competitors having significantly greater financial resources and name recognition than the Company. The Company depends on independent sales representatives, automobile dealers,an automobile manufacturer and financial institutions to market its products. The distribution of automobiles has been subject to cyclical economic conditions in the past and could be subject to such conditions in the future. Additionally, automobile dealer consolidation could reduce the number of dealers and consequently the Company's addressable market.

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

Liquidity and Capital Resources

The Company believes that its current working capital and anticipated levels of internally generated funds will be sufficient to fund its operating and capital expenditure requirements for the foreseeable future. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. At March 31, 1999, the Company had working capital of $33,403,996 (compared to $31,366,510 at December 31, 1998) and investment securities with maturities greater than twelve months of $298,786 (compared to $602,950 at December 31, 1998). The net increase in working capital and investment securities of $1,733,322 is attributable to operations of the Company and to proceeds from the exercise of stock options ($235,881), less payments for the construction of the Company's corporate and administrative offices ($705,885), payments for Service Advisor Plus by EasyCare software ($250,000) and other equipment purchases ($119,179). The Company expects to receive a tax benefit from the stock option exercises of $260,480 over the remainder of the year through lower current tax payments. Under the Company's 1998 agreement with Service Advisor Plus, the Company is required to pay an additional $1,000,000 for the purchase of the software license. The Company primarily invests its funds in treasury securities, US agencies, municipal bonds and financial instruments with maturities of less than five years and money market accounts. However, in 1998 the Company hired a professional investment management firm to invest approximately $1,000,000 in a portfolio of equities. This portfolio is classified as available-for-sale in the accompanying consolidated financial statements. During 1999, the Company expects to spend an aggregate of approximately $5,000,000 on the new corporate and administrative offices. The Company expects to initially fund the construction of these facilities from working capital.

Results of Operations

Three months ended March 31, 1999 ("1999") compared to the three months ended
-----------------------------------------------------------------------------
March 31, 1998 ("1998").
------------------------

Revenues for 1999 increased by 19% or $5,022,326 to $30,835,841 over 1998. The Company's largest revenue source is from the marketing and administration of extended vehicle service contracts ("VSC") and administration of mechanical breakdown insurance policies ("MBI"), which provided 99% of revenues. VSC revenues increased due to the introduction of additional automobile dealers to EasyCare service contracts and increased average production by dealers. The Company also experienced growth from its agreements with a major dealership group and from its third party administrative agreement with a major insurance company. The Company experienced reduced production from its certification program in 1999 as compared to the first quarter of 1998.

The Company's gross margin was 22.5% of revenues in 1999 compared to 22.6% of revenues in 1998. Gross margin is impacted by the mix of new and used, makes and models of vehicles and the types of coverage sold. Management anticipates that if the new product introductions and private label marketing agreements increase relative to its current mix of business, average gross margins will decline; however, the Company anticipates that the effects of this reduction would be offset by increased volumes from these new arrangements.

Compensation, selling and administrative expenses for 1999 increased by 15% or $573,948 to $4,482,302 over 1998. The increase for 1999 is primarily attributable to compensation cost, which increased by approximately $552,000 to support the growth of the business. During the first quarter, the Company also recognized a pretax credit of $106,890 to adjust the abandonment reserve relating to the Company's relocation in 1999, which has been delayed four months.

Interest, dividend and other income for 1999 increased by 32% or $114,260 to $466,778 over 1998. The increase is due to the larger balances of investment securities on hand.

The Company recorded a provision for income taxes in 1999 of $1,031,000 compared to $803,000 for 1998. The increase is due to higher pretax income.

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

                              II. OTHER INFORMATION


Item 2. Changes in Securities
-----------------------------

During the first quarter of 1999, the Company issued the following securities:

                                                                                     Exemption
                                                               Consideration              from
Date of sale       Title of security       Number sold              received      registration        Option terms
---------------    -----------------       -----------              --------      ------------        ------------
01/99-03/99             Common stock            24,667               $61,188             4 (2)
                         issued upon
                         exercise of
                     options granted
                        to customers
                      and consultant

03/99                   Common stock               100               $     -             4 (2)
                           issued to
                           employees


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


AUTOMOBILE PROTECTION CORPORATION - APCO

/s/ Martin J. Blank                                     May 13, 1999
-----------------------------------                     ------------
Martin J. Blank                                             Date
Secretary (Duly Authorized Officer)



/s/ Anthony R. Levinson                                 May 13, 1999
-----------------------------------                     ------------
Anthony R. Levinson                                         Date
Chief Financial Officer (Principal
Financial and Accounting Officer,
Duly Authorized Officer)